Form 10-Q
period 2006-06-30
FSP GALLERIA NORTH CORP
filed 2006-08-11
CIK 1310157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2006.

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________.

                        Commission File Number: 000-51940


                            FSP Galleria North Corp.
             (Exact name of registrant as specified in its charter)

                 Delaware                                 20-1641289
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                         401 Edgewater Place, Suite 200
                            Wakefield, MA 01880-6210
               (Address of principal executive offices)(Zip Code)


                                 (781) 557-1300
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES |_|                                     NO |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         YES |_|                                     NO |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860 each as of August 11, 2006.

                            FSP Galleria North Corp.

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2006

                                Table of Contents

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of June 30, 2006 and
                  December 31, 2005......................................      2

                  Statements of Operations for the three and six months
                  ended June 30, 2006 and 2005...........................      3

                  Statements of Cash Flows for the six months ended
                  June 30, 2006 and 2005.................................      4

                  Notes to Financial Statements..........................    5-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................   8-11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk............................................     11

         Item 4.  Controls and Procedures................................     11

Part II. Other Information

         Item 1.  Legal Proceedings......................................     12


         Item 1A. Risk Factors ..........................................  12-17

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds........................................     17

         Item 3.  Defaults Upon Senior Securities........................     17

         Item 4.  Submission of Matters to a Vote of Security Holders....     17

         Item 5.  Other Information......................................     17

         Item 6.  Exhibits...............................................     18

Signatures ..............................................................     19

                            FSP Galleria North Corp.
                                 Balance Sheets
                                   (Unaudited)

                                                                           June 30,      December 31,
(in thousands, except shares and par value amounts)                          2006            2005
=====================================================================================================

Assets:

Real estate investments, at cost:
     Land                                                                  $  5,535        $  5,535
     Buildings and improvements                                              58,461          58,461
-----------------------------------------------------------------------------------------------------
                                                                             63,996          63,996

     Less accumulated depreciation                                            2,561           1,811
-----------------------------------------------------------------------------------------------------

Real estate investments, net                                                 61,435          62,185

Acquired real estate leases, net of accumulated amortization
   of $1,177 and $833, respectively                                           2,437           2,781
Acquired favorable real estate leases, net of accumulated
   amortization of $507 and $359, respectively                                1,050           1,198
Cash and cash equivalents                                                     8,192           8,787
Tenant rent receivable                                                           44             151
Step rent receivable                                                            111             127
Prepaid expenses and other assets                                                42              22
-----------------------------------------------------------------------------------------------------

      Total assets                                                         $ 73,311        $ 75,251
=====================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                      $  1,771        $  2,492
-----------------------------------------------------------------------------------------------------

     Total liabilities                                                        1,771           2,492
-----------------------------------------------------------------------------------------------------

Commitments and Contingencies:                                                   --              --

Stockholders' Equity:
   Preferred Stock, $.01 par value, 860 shares
     authorized, issued and outstanding                                          --              --

   Common Stock, $.01 par value, 1 share
      authorized, issued and outstanding                                         --              --
   Additional paid-in capital                                                78,956          78,956
   Retained deficit and distributions in excess of earnings                  (7,416)         (6,197)
-----------------------------------------------------------------------------------------------------

   Total Stockholders' Equity                                                71,540          72,759
-----------------------------------------------------------------------------------------------------

   Total Liabilities and Stockholders' Equity                              $ 73,311        $ 75,251
=====================================================================================================
                                                      See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                              For the                     For the
                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,
(in thousands, except shares and per share amounts)                      2006          2005          2006          2005
=============================================================================================================================

Revenues:
     Rental                                                            $  2,651      $  2,589      $  5,324      $  5,238
-----------------------------------------------------------------------------------------------------------------------------

        Total revenue                                                     2,651         2,589         5,324         5,238
-----------------------------------------------------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                                              758           615         1,513         1,400
     Real estate taxes and insurance                                        364           389           730           788
     Depreciation and amortization                                          547           546         1,094         1,092
     Interest                                                                --         2,123            --         4,743
-----------------------------------------------------------------------------------------------------------------------------

       Total expenses                                                     1,669         3,673         3,337         8,023
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss) before interest income                                    982        (1,084)        1,987        (2,785)

Interest income                                                              87             9           158            16
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                         1,069        (1,075)        2,145        (2,769)

Distributions paid to common stockholder                                     --           509            --           509
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss) attributable to preferred stockholders               $  1,069      $ (1,584)     $  2,145      $ (3,278)
=============================================================================================================================

Weighted average number of preferred shares outstanding,
     basic and diluted                                                   860.00        397.75        860.00        397.75
=============================================================================================================================

Net income (loss) per preferred share, basic and diluted               $  1,243      $ (3,982)     $  2,494      $ (8,241)
=============================================================================================================================
                                                                              See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                           For the
                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   ------------------------
(in thousands)                                                                       2006          2005
===========================================================================================================

Cash flows from operating activities:
     Net income (loss)                                                             $ 2,145      $ (2,769)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operating activities:
            Depreciation and amortization                                            1,094         1,092
            Amortization of favorable real estate leases                               148           148
         Changes in operating assets and liabilities:
            Tenant rent receivable                                                     107           (20)
            Step rent receivable                                                        16            16
            Prepaid expenses and other assets                                          (20)          (44)
            Accounts payable and accrued expenses                                     (721)         (571)
-----------------------------------------------------------------------------------------------------------

                 Net cash provided by (used for) operating activities                2,769        (2,148)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from sale of company stock                                                --        57,940
     Syndication costs                                                                  --        (4,361)
     Distributions to stockholders                                                  (3,364)         (962)
     Principal payments on long-term debt                                               --       (50,226)
-----------------------------------------------------------------------------------------------------------

                 Net cash provided by (used for) financing activities               (3,364)        2,391
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  (595)          243

Cash and cash equivalents, beginning of period                                       8,787         2,673
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $ 8,192      $  2,916
===========================================================================================================

Supplemental disclosure of cash flow information:

Cash paid for:
     Interest                                                                      $    --      $  4,567

Disclosure of non-cash investing activities:
     Accrued costs for purchase of real estate assests                             $    --      $    430

                                                         See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                          Notes to Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

FSP Galleria North Corp. (the "Company") was organized on September 21, 2004 as a corporation under the laws of the State of Delaware to purchase, own and operate a sixteen-story Class "A" office tower containing approximately 379,518 rentable square feet of space located on approximately 4.8 acres of land in Dallas, Texas (the "Property"). The Company acquired the Property on October 14, 2004. Franklin Street Properties Corp. ("Franklin Street") (AMEX: FSP) holds the sole share of the Company's common stock, $.01 par value per share (the "Common Stock"). Between December 2004 and August 2005, FSP Investments LLC (member, NASD and SIPC), a wholly-owned subsidiary of FSP, completed the sale on a best efforts basis of 860 shares of preferred stock, $.01 par value per share (the "Preferred Stock") in the Company. FSP Investments LLC sold the Preferred Stock in a private placement offering to "accredited investors" within the meaning of Regulation D under the Securities Act of 1933.

Basis of Presentation

The unaudited financial statements of the Company include all the accounts of the Company. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's General Form for Registration of Securities on Form 10, as amended, for its fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other period.

Recent Accounting Standards

 In June 2005, the Financial Accounting Standards Boards ("FASB") ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF No. 05-6, "Determining the Amortization Period for Leasehold Improvements." ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company has adopted EITF 05-6, which did not materially impact the Company's results of operations, financial position, or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), which clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The guidance was effective for periods ending after December 15, 2005. The Company has adopted FIN 47, which did not impact the Company's results of operations, financial position, or liquidity.

2.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2006 and 2005.

                            FSP Galleria North Corp.
                          Notes to Financial Statements
                                   (Unaudited)

3.    Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. The Company must comply with a variety of restrictions to maintain its status as a REIT. These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company's income that must be distributed annually.

4.    Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2006 and June 30, 2005, management fees paid were $56,000 and $52,000, respectively. The related party transactions described below are not expected to impact the Company's results of operations, financial position, or liquidity for fiscal year 2006 or for future periods.

Franklin Street is the sole holder of the Company's one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street was not and is not currently entitled to share in earnings or any related dividend of the Company.

The following is a summary of related party transactions that occurred during the six months ended June 30, 2006 and 2005, respectively.

The Company paid syndication fees of $4,361,000 in the six months ended June 30, 2005 to FSP for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them. No syndication fees were paid to FSP in 2006 because the placement of Preferred Stock was completed in 2005.

During 2004, the Company borrowed and has subsequently repaid a note payable to FSP with an original principal amount of $68,500,000 and interest equal to the rate paid by FSP on its line of credit. The proceeds of the loan were used to acquire the Property. During 2004 the Company repaid $9,061,000 of the principal and the remainder was repaid during 2005 with the final payment on the loan being made on August 8, 2005. During the six months ended June 30, 2005, the Company repaid approximately $50,226,000 of the principal, and $9,213,000 was unpaid as of June 30, 2005. Interest incurred during the six months ended June 30, 2005 was approximately $1,394,000. The average interest rate during the time the loan was outstanding was 5.59%. No interest payments were made to FSP in 2006 because the loan was repaid in 2005.

The Company paid commitment fees of approximately $3,349,000 in the six months ended June 30, 2005 to FSP for obtaining the first mortgage loan on the Property. Such amounts are included in interest expense in the financial statements. No commitment fees were paid to FSP in 2006 because the loan was repaid in 2005.

The Company made distributions of approximately $509,000 during the six months ended June 30, 2005 to FSP relating to earnings of the Company attributed to the common stock prior to the completion of the offering of Preferred Stock. No distributions were paid to FSP in 2006 because subsequent to the completion of the final closing of the sale of shares of the Preferred Stock in August 2005, FSP was not and is not currently entitled to share in earnings or any related dividend of the Company.

5.    Segment Reporting

The Company operates in one industry segment - real estate ownership of commercial property. As of June 30, 2006 and 2005, the Company owned and operated a sixteen-story office building in that one segment.

                            FSP Galleria North Corp.
                          Notes to Financial Statements
                                   (Unaudited)

6.    Cash Distributions

The Company's cash distributions for the six months ended June 30, 2006 and 2005 are as follows:

(in thousands)                2006                             2005
                 ------------------------------   ------------------------------
                 Preferred   Common      Total    Preferred   Common      Total
                 ---------  --------   --------   ---------  --------   --------
First Quarter    $  1,656   $     --   $  1,656   $      4   $     --   $      4
Second Quarter      1,708         --      1,708        449        509        958

                 --------   --------   --------   --------   --------   --------
                 $  3,364   $     --   $  3,364   $    453   $    509   $    962
                 ========   ========   ========   ========   ========   ========

7.    Subsequent Events

The Company declared a cash distribution of $1,701,940 on July 18, 2006 to the holders of record of the Company's Preferred Stock on July 31, 2006, payable on August 21, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our General Form for Registration of Securities on Form 10, as amended. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the market where we own the Property, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below under the caption, Item 1A. "Risk Factors". Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

      The Company operates in one business segment, which is real estate operations, and owns a single property. Our real estate operations involve real estate rental operations, leasing services and property management services. The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Dallas, Texas, the relevant submarket where the property is located. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on national or local market conditions.

      It is difficult for management to predict what will happen to occupancy or rents after the expiration of our lease with Tenet Hospitals in 2009 because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the economy, such as job growth, interest rates, and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as volatility in energy pricing and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market and leased to one tenant in the healthcare industry, these macroeconomic trends may have a different effect on the Property and on its tenant.

Trends and Uncertainties

      Real Estate Operations

      The Company owns and operates a sixteen-story Class A suburban office tower located in Dallas, Texas containing approximately 379,518 square feet of rentable space located on approximately 4.8 acres of land. The Property is 100% leased to its single tenant, Tenet Hospitals Limited, whose lease expires in 2009. During 2006, vacancy rates for Class A buildings in the far north Dallas submarket improved and rental rates increased modestly. Management does not know how much longer this trend will continue or if changes in the healthcare industry or the tenant specifically will lead to different trends in the future. Following termination of the existing lease, we may only be able to release the space at a rate that is significantly lower than the current rate, possibly resulting in decreased cash flows. Bankruptcy or a material adverse change in the financial condition of the tenant would likely cause a material adverse affect.

Critical Accounting Policies

      We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 2, Management's Discussion and Analysis of Financial Conditions and Results of Operations in our General Form for Registration of Securities on Form 10, as amended.

      Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

      No changes to our critical accounting policies have occurred since the filing of Amendment No. 3 to our General Form for Registration of Securities on Form 10.

Results of Operations

      During 2004, the Company borrowed and has subsequently repaid a note payable to Franklin Street with an original principal amount of $68,500,000 and interest equal to the rate paid by Franklin Street on its line of credit. The proceeds of the loan were used to acquire the Property. During 2004 the Company repaid $9,061,000 of the principal and the remainder was repaid during 2005 with the final payment on the loan being made on August 8, 2005. The average interest rate during the time the loan was outstanding was 5.59%. As a result, interest expense was significant in 2004 and 2005 until the note payable was repaid. No interest has been paid since the note payable was repaid and it is not anticipated that the Company will make any further borrowings.

      The Property is currently 100% leased to one tenant pursuant to a lease that was in place prior to the acquisition of the Property and expires on December 31, 2009. Provided that the landlord and the tenant agree as to the terms, the lease may be extended beyond its current December 31, 2009 expiration for two consecutive renewal terms of five years each with at least 24 months' prior written notice. Base rents during both option periods will be at an amount equal to the then current fair market rental value, but in no event less than the rental rate being then being paid by the tenant.

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005.

      Revenue

      Total revenue increased $0.1 million to $2.7 million for the three months ended June 30, 2006, as compared to $2.6 million for the three months ended June 30, 2005. This increase was primarily due to an increase in recovery of expenses of $0.1 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

      Expenses

      Total expenses decreased approximately $2 million to $1.7 million for the three months ended June 30, 2006 as compared to $3.7 million for the three months ended June 30, 2005. This decrease was predominately attributable to a $2.1 million decrease in interest expense resulting from there being no interest expense in the three months ended June 30, 2006 compared to $2.1 million of interest expense associated with the note payable on the Property for the three months ended June 30, 2005. The note was used to purchase the Property in October 2004 and was repaid by proceeds from the sale of Preferred Stock, which was completed in August 2005. The decrease of expenses was partially offset by an increase of $.1 million to $0.7 million in rental operating expenses for the three months ended June 30, 2006 compared to $0.6 million for the three months ended June 30, 2005.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005.

      Revenue

      Total revenue increased $0.1 million, to $5.3 million for the six months ended June 30, 2006, as compared to $5.2 million for the six months ended June 30, 2005. This increase was primarily due to an increase in recovery of expenses of $0.1 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

      Expenses

      Total expenses decreased by approximately $4.7 million to $3.3 million for the six months ended June 30, 2006 as compared to $8 million for the six months ended June 30, 2005. This decrease was predominately attributable to a $4.7 million decrease in interest expense resulting from there being no interest expense in the six months ended June 30, 2006 compared to $4.7 million of interest expense associated with the note payable on the Property for the six months ended June 30, 2005. The note was used to purchase the Property in October 2004 and was repaid by proceeds from the sale of Preferred Stock, which was completed in August 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $8.2 million at June 30, 2006 and $8.8 million at December 31, 2005. This $0.6 million decrease is attributable to $2.8 million provided by operating activities offset by $3.4 million used for financing activities. For the six months ended June 30, 2006 our cash provided by net income plus depreciation and amortization exceeded distributions paid, and we anticipate net income plus depreciation and amortization will continue to exceed distributions in the future. However, for the six months ended June 30, 2006, distributions paid exceeded cash provided by operating activities, primarily as a result of the timing of payments of accrued expenses. During the six months ended June 30, 2006, approximately $1.4 million of accrued real estate taxes was paid from funds we had collected from our tenant.

      Management believes that existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by operating activities of $2.8 million is primarily attributable to a net income of approximately $2.2 million plus the add-back of $1.2 million of depreciation and amortization and a decrease in operating assets of approximately $0.1 million, which was partially offset by a $0.7 million decrease in accounts payable and accrued expenses.

      Financing Activities

      Cash used for financing activities of $3.4 million was attributable to distributions to stockholders.

      Sources and Uses of Funds

      The Company's principal demands on liquidity are cash for operations and dividends paid to equity holders. As of June 30, 2006, we had approximately $1.8 million in accrued liabilities and no long-term debt. In the near term, liquidity is generated by cash from operations.

      Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Related Party Transactions

      We have in the past engaged in and currently engage in transactions with FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2006 and June 30, 2005, management fees paid were $56,000 and $52,000, respectively. The related party transactions described below are not expected to impact the Company's results of operations, financial position, or liquidity for fiscal year 2006 or for future periods.

      Franklin Street is the sole holder of the Company's one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street was not and is not currently entitled to share in earnings or any related dividend of the Company.

      The following is a summary of related party transactions that occurred during the six months ended June 30, 2005, and 2006, respectively.

      o The Company paid syndication fees of $4,361,000 in the six months ended June 30, 2005 to FSP for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them. No syndication fees were paid to FSP in 2006 because the placement of Preferred Stock was completed in 2005.

      o During 2004, the Company borrowed and has subsequently repaid a note payable to FSP with an original principal amount of $68,500,000 and interest equal to the rate paid by FSP on its line of credit. The proceeds of the loan were used to acquire the Property. During 2004 the Company repaid $9,061,000 of the principal and the remainder was repaid during 2005 with the final payment on the loan being made on August 8, 2005. During the six months ended June 30, 2005, the Company repaid approximately $50,226,000 of the principal, and $9,213,000 was unpaid as of June 30, 2005. Interest incurred during the six months ended June 30, 2005 was approximately $1,394,000. The average interest rate during the time the loan was outstanding was 5.59%. No interest payments were made to FSP in 2006 because the loan was repaid in 2005.

      o The Company paid commitment fees of approximately $3,349,000 in the six months ended June 30, 2005 to FSP for obtaining the first mortgage loan on the Property. Such amounts are included in interest expense in the financial statements. No commitment fees were paid to FSP in 2006 because the loan was repaid in 2005.

      o The Company made distributions of approximately $509,000 during the six months ended June 30, 2005 to FSP relating to earnings of the Company attributed to the common stock prior to the completion of the offering of Preferred Stock. No distributions were paid to FSP in 2006 because subsequent to the final closing of the sale of shares of the Preferred Stock in August 2005, FSP was not and is not currently entitled to share in earnings or any related dividend of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We were not a party to any derivative financial instruments at or during the six months ended June 30, 2006.

The Company had no outstanding loans at or during the six months ended June 30, 2006 and therefore is not subject to interest rate sensitivity.

Item 4. Controls and Procedures.

Our management, with the participation of the Company's President (the principal executive officer) and Chief Operating Officer (the principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, the Company's President and Chief Operating Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our President and Chief Operating Officer by others as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. The following risk factors contain no material changes from the risk factors previously disclosed in our General Form for Registration of Securities on Form 10, as amended.

The Property is currently occupied by a single tenant.

      One tenant, Tenet Hospitals, leases 100% of the Property's rentable space. The financial position of the Company may be adversely affected by financial difficulties experienced by this tenant or its parent, Tenet Healthcare Corporation (NYSE: THC), which guarantees the lease, or any future tenant of the Property, including a bankruptcy, insolvency or a general downturn in the business of the tenant or the reduction in any funding source of the tenant, or in the event any such tenant terminates or does not renew its lease.

      In its most recent filings with the SEC, Tenet Healthcare Corporation reported that, among other risks facing companies in the health care industry, it faces risks associated with being a highly leveraged company, including the risk of default for failing to comply with the covenants in its debt instruments. During the past several years, Tenet Healthcare Corporation and its subsidiaries have also been subject to a number of claims and lawsuits, including an SEC investigation and a federal securities class action lawsuit. The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the business, financial position, results of operations or cash flows of Tenet Healthcare Corporation and its subsidiaries. Additional information about Tenet Healthcare Corporation, including the risks and uncertainties that it believes may affect its financial condition, is available in its SEC filings.

We face the risk that a tenant may default or declare bankruptcy or, if we are not able to collect sufficient rents from the Property, we may suffer significant operating losses or a reduction in cash available for future distributions. The major risks of ownership of the Property include:

      o the failure of any tenant to meet its obligations under its lease, either due to a business failure or a default under the terms of the lease;
      o the possibility that an existing tenant will not renew its lease upon the expiration of the lease term at rent levels and terms favorable to us; and
      o in the event that an existing tenant or a subsequent tenant terminates or does not renew its lease, the possibility that a new tenant or tenants cannot be found who will rent the Property at rent levels sufficient for the Company to pay dividends to the holders of Preferred Stock.

      At any time, a tenant could seek the protection of the bankruptcy laws, which could result in termination and rejection of such tenant's lease and thereby cause a reduction in our cash flow.

      If any of the risks described above occur, the Property may not generate income sufficient to meet operating expenses and to fund adequate reserves for capital expenditures. The occupancy of the Property may also be adversely affected by various factors such as financial difficulties encountered by tenants, an increase in local unemployment, excessive building resulting in an oversupply of space, adverse characteristics of the area in which the Property is located or management inadequacies.

The Property competes against other office buildings in the Dallas, Texas area, which could require us to decrease rental rates and could adversely affect our cash flow.

      The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may be more attractive to tenants. In order to maintain or increase rental revenues following the expiration of our lease with Tenet Hospitals, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our Property. Not only do we compete with other landlords and developers, but we are also affected by larger market forces (including changes in interest rates and tax treatment) and individual decisions beyond our control which may affect our ability to compete.

We face the risk that operating expenses could exceed rental income, which could adversely affect our cash flow and the value of the Property.

      Rental income from the Property may fluctuate from time to time, based upon occupancy and rental levels. In contrast, certain expenses related to real estate ownership, such as real estate taxes, utility costs, maintenance costs and insurance, tend to increase rather than decrease, and mortgage payments (which do not presently exist and are not contemplated) usually are fixed over specified periods. In the event of termination of any lease, the Company will continue to be responsible for all operating expenses attributable to the space covered by such lease. There can be no assurance that the Company will be able to locate new tenants for any space vacated by existing tenants or receive satisfactory rents from any such tenants. The termination of one or more leases, whether by reason of the financial failure of the tenants or the expiration of such leases without renewal or replacement, would be likely to cause at least a temporary reduction in the Company's cash flow and might result in a decrease in the market value of the Property.

We face the risk of possible future capital expenditures.

      If a tenant or tenants fail to continue in occupancy, possible renovation of the Property could require large expenditures of money by the Company in order to make the vacated space suitable for other tenants. In such case, all or a portion of the Property may need to be renovated or reconfigured to attract a new tenant or tenants. The Company has established operating/capital reserves of approximately $4,815,000 in anticipation of future capital needs of the Property. If a lease expires and new tenants occupy the Property, some tenant improvement work would likely be required. Although the Company has established operating/capital reserves in anticipation of such expense, it is possible that the Company may not have sufficient funds to pay such costs and there is no guarantee that an institutional lender would be willing to advance such funds to the Company.

We face the risk of the occurrence of a casualty at the Property.

      The occurrence of a fire or other major casualty could materially and adversely affect the operation of the Property and could result in a default under any outstanding loan documents (which do not presently exist and are not contemplated) or in the liquidation of the Company if it were not practicable to rebuild or restore the Property or if any lender did not consent thereto. Even if it were practicable to restore the damage caused by a major casualty, operations of the Property would be suspended for a period of time, and the economic benefits of an investment in the Preferred Stock would be adversely affected. The Company believes that the Property is and will continue to be adequately insured, and it is the policy of the Company to insure its property against rent loss, fire and other perils in a manner customary in the industry in an amount sufficient in the judgment of the Company to rebuild the Property, exclusive of the value of the land and certain other normal and customary exclusions. Nevertheless, in the event of any substantial loss affecting the Property, disputes could arise as regards the then value of the Property for purposes of insurance claims. Moreover, there are certain types of losses (generally of a catastrophic nature, such as earthquakes, floods, terrorism and acts of war, or of an environmental nature, including the presence of bacteria or toxic mold) which are either uninsurable or not economically insurable; if such a loss occurs with respect to the Property, the Company could lose both its investment and possibility of profit with respect thereto.

The holders of shares of Preferred Stock have limited control of the Company.

      The directors of the Company have sole authority for the operation and management of the Company and the Property. The holders of shares of Preferred Stock are dependent on the capabilities of the board of directors or persons or entities retained by it, such as the local management agent. Holders of

Preferred Stock have only limited voting rights and have no right to vote for the election of directors except as described below. The affirmative vote of the holders of a majority of the shares of Preferred Stock, voting as a separate class, is required for (i) the merger of the Company with any other entity, (ii) the sale of the Property or (iii) any amendment to the Company's charter. In addition, the affirmative vote of the holders of 66.67% of the shares of Preferred Stock is required for any change in the authorized capital stock of the Company. The holders of a majority of the outstanding shares of Preferred Stock may remove one or more members of the board of directors without cause and replace such member or members with a person or persons designated by such holders. Thereafter, the holders of shares of Preferred Stock will, at each meeting of stockholders to elect directors, vote as one class together with the holders of Common Stock for the election of directors. The holders of shares of Preferred Stock have no redemption or conversion rights.

The holders of shares of Preferred Stock face the risk of dilution.

      The Company, with the approval of the holders of at least 66.67% of the shares of Preferred Stock, may dilute the interests of the holders of shares of Preferred Stock by issuing additional shares of stock in the Company for such cash or other consideration as may be determined at the time of the transaction. While such provisions are intended to provide a source of additional funds to the Company if the Property encounters financial difficulties, such a transaction would reduce the economic benefits available to holders of shares of Preferred Stock.

Holders of shares of Preferred Stock face certain restrictions relating to the transfer of shares of Preferred Stock.

      The Company may require that, in order to transfer shares of Preferred Stock, the transferor deliver to the Company an opinion of counsel to the effect that the transfer will not violate state or federal securities laws, and such holder will then be responsible for paying counsel's fees for the opinion. The transfer of the shares of Preferred Stock may also be restricted by the securities laws of certain states. Although it may be possible under certain circumstances to dispose of an investment in the Company, no market currently exists for the shares of Preferred Stock, and it is unlikely that a ready market for such disposition will exist at any time in the future. Even if a holder of shares of Preferred Stock is able to sell his or her share(s) to an unrelated third party, a holder seeking to transfer his, her or its interest most probably would incur substantial legal and other costs in connection with the transaction. The transfer of shares of Preferred Stock is further restricted by provisions of the Company's charter designed to preserve the Company's status as a REIT.

There are conflicts of interest, which may occupy the time and attention of the Company's directors and officers.

      The Company is subject to numerous potential conflicts of interest with Franklin Street and its affiliates. The Company is subject to potential conflicts of interest arising from other real estate activities of Franklin Street and its affiliates, including other real estate activities in the greater Dallas, Texas area. The officers and directors of the Company, who are affiliates of Franklin Street, will not be spending full time, or a major portion of their time, in connection with the management of the Property, and will be actively engaged in supervising the development, construction, renovation, acquisition and/or operation of other properties that may be in competition with the Property. Further, Franklin Street and its affiliates are and will be actively engaged in the ownership and operation of other projects, which may affect their ability to perform their respective obligations to the Company. Franklin Street holds the sole outstanding share of Common Stock and has the right to elect all of the members of the board of directors, except as described above. For a discussion of the fees paid to affiliated entities, including fees paid in connection with the offering of Preferred Stock, please see "Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations"

Holders of shares of Preferred Stock face a lack of diversification.

      The Company has been formed to invest in, own and operate only the Property. The Company does not plan at this point in time to engage in any other business. Thus, the success of the Company will depend entirely upon its investment in the Property. The Company will not have the benefit of reducing risk by diversifying its funds among a portfolio of properties.

Provisions in the Company's charter limit the liability of directors.

      The Company's charter contains certain provisions which are intended to eliminate the Company's directors' liability for money damages, except to the extent of:

      o any breach of the director's duty of loyalty to the Company and its stockholders,
      o acts and omissions not in good faith or which involve intentional misconduct or a knowing violation of law,

      o unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions and
      o any transaction from which the director derived an improper personal benefit.

      Therefore, holders of shares of Preferred Stock may have a more limited right of action against the directors of the Company than he, she or it would have if there were not such limitations.

We are dependent on key personnel that are not employed by us.

      We depend on the efforts of George J. Carter, our President and a Director, Barbara J. Fournier, our Chief Operating Officer, Treasurer, Secretary, a Vice President and a Director, R. Scott MacPhee, an Executive Vice President and a Director, William W. Gribbell, an Executive Vice President and a Director, and Janet Prier Notopoulos, a Vice President and a Director. The foregoing officers and directors have years of experience in the real estate business, and, if one or more of them were to resign, our operations could be adversely affected. We do not have any employees.

Our level of distributions may fluctuate.

      The lease with Tenet Hospitals expires on December 31, 2009 and may be extended beyond its current December 31, 2009 expiration for two consecutive renewal terms of five years each with at least 24 months' prior written notice. Because real estate occupancy levels and rental rates can fluctuate, there is no predictable recurring level of revenue from such activities. As a result, when the lease with Tenet Hospitals expires the amount of cash available for distribution may fluctuate, which may result in our not being able to maintain or grow distribution levels in the future.

The Property may significantly decrease in value.

      The Property may decline in value. To the extent the Property declines in value, our holders of Preferred Stock could lose some or all the value of their investments. The value of our Preferred Stock may be adversely affected if the Property declines in value since the Property represents the majority of the tangible assets held by us. Moreover, if changes in the Property's condition or changes in market conditions force us to sell the Property for a price less than its initial purchase price or its carrying cost or to lease the Property at a rental rate less than the rate of the lease being terminated, our results of operations would be adversely affected and such negative results of operations may result in lower distributions being paid to holders of our Preferred Stock.

We face risks in owning and operating the Property.

      An investment in us is subject to the risks incident to the ownership and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, as well as the risks normally associated with:

      o     changes in general and local economic conditions;
      o     the supply or demand for similar types of property in this market;
      o changes in market rental rates; o the impact of environmental protection laws; and
      o     changes in tax, real estate and zoning laws.

      Certain significant costs, such as real estate taxes, utilities, insurance and maintenance costs, generally are not reduced even when a property's rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of commercial space fluctuates with market conditions.

We may encounter significant delays in reletting vacant space, resulting in losses of income.

      When the lease with Tenet Hospitals expires, we will incur expenses and may not be able to re-lease the space on the same terms. The type of expenses that we may incur during a period of vacancy and to re-lease the space include, but are not limited to, operating expenses, brokerage commissions and the costs associated with any necessary tenant or common area improvements. The amount of these expenses cannot be determined at this time. The actual amount of expenses will depend on the market conditions in effect at the time of the lease expiration. The lease with Tenet Hospitals expires on December 31, 2009 and may be extended beyond its current December 31, 2009 expiration for two consecutive renewal terms of five years each with at least 24 months' prior written notice. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce, postpone or discontinue distributions to the holders of our Preferred Stock.

There is limited potential for an increase in leased space gains at our Property.

      Because the Property is currently 100% leased to one tenant, we anticipate that future increases in revenue from the Property will be the result of rental rate increases provided for in new leases or rental rate increases as leases expire. The lease with Tenet Hospitals expires on December 31, 2009 and, provided that the Company and Tenet Hospitals agree on the terms, the lease may be extended beyond its current December 31, 2009 expiration for two consecutive renewal terms of five years each with at least 24 months' prior written notice. If there is a soft economic market at the time of a lease expiration, it may be difficult to lease space or realize increased revenues when vacant space is re-leased.

We are subject to possible liability relating to environmental matters, and we cannot assure you that we have identified all possible liabilities.

      Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws may impose liability without regard to whether the owner or operator knew of, or caused, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner's ability to sell such property or to borrow using such property as collateral, and it may cause the owner of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on the property could result in the owner incurring substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

      In addition, we cannot assure you that:

      o future laws, ordinances or regulations will not impose any material environmental liability;
      o the current environmental conditions of our Property will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us;
      o tenants will not violate their leases by introducing hazardous or toxic substances into our Property that could expose us to liability under federal or state environmental laws; or
      o environmental conditions, such as the growth of bacteria and toxic mold in heating and ventilation systems or on walls, will not occur at our property and pose a threat to human health.

We are subject to compliance with the Americans With Disabilities Act and fire and safety regulations, any of which could require us to make significant capital expenditures.

      The Property is required to comply with the Americans With Disabilities Act (ADA), and the regulations, rules and orders that may be issued thereunder. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Compliance with ADA requirements might require, among other things, removal of access barriers and noncompliance could result in the imposition of fines by the U.S. government or an award of damages to private litigants.

      In addition, we are required to operate the property in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Property. Compliance with such requirements may require us to make substantial capital expenditures, which expenditures would reduce cash otherwise available for distribution to the holders of shares of our Preferred Stock.

Contingent or unknown liabilities acquired in the acquisition of the Property could require us to make substantial payments.

      The Property was acquired subject to liabilities and without any recourse with respect to liabilities, whether known or unknown. As a result, if liabilities were asserted against us based upon the Property, we might have to pay substantial sums to settle them, which could adversely affect our results of operations and financial condition and our cash flow and ability to make distributions to the holders of shares of our Preferred Stock. Unknown liabilities with respect to the Property acquired might include:

      o     liabilities for clean-up or remediation of environmental conditions;
      o claims of tenants, vendors or other persons dealing with the former owners of the Property; and
      o     liabilities incurred in the ordinary course of business.

We would incur adverse tax consequences if we failed to qualify as a REIT.

      The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we believe we are organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so.

      If in any taxable year we do not qualify as a real estate investment trust, we would be taxed as a corporation and distributions to holders of shares of our Preferred Stock would not be deductible by us in computing our taxable income. In addition, if we were to fail to qualify as a real estate investment trust, we could be disqualified from treatment as a real estate investment trust in the year in which such failure occurred and for the next four taxable years and, consequently, we would be taxed as a regular corporation during such years. Failure to qualify for even one taxable year could result in a significant reduction of our cash available for distribution to holders of shares of our Preferred Stock or could require us to incur indebtedness or liquidate investments in order to generate sufficient funds to pay the resulting federal income tax liabilities.

There is no public trading market for our securities.

      There is no public trading market for our Preferred Stock or Common Stock, and we cannot assure you that any market will develop or that, if such a market develops, there will be any liquidity in such a market for our Preferred Stock or Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

      31.1 Certification of the President (Principal Executive Officer) of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Chief Operating Officer (Principal Financial Officer) of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the President (Principal Executive Officer) of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Chief Operating Officer (Principal Financial Officer) of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FSP Galleria North Corp.


        Date                  Signature                  Title


Date: August 11, 2006   /s/ George J. Carter      President
                        -----------------------   (Principal Executive Officer)
                        George J. Carter


Date: August 11, 2006   /s/ Barbara J. Fournier   Chief Operating Officer
                        -----------------------   (Principal Financial Officer)
                        Barbara J. Fournier