Form 10-Q
period 2006-09-30
FSP GALLERIA NORTH CORP
filed 2006-11-13
CIK 1310157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006.

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

         YES  |X|                                         NO  |_|

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

         YES  |_|                                         NO  |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860 each as of November 13, 2006.

                            FSP Galleria North Corp.

                                    Form 10-Q

                                Quarterly Report
                               September 30, 2006

                                Table of Contents

                                                                                                                   Page
                                                                                                                   ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of September 30, 2006 and December 31, 2005.................................      2

                  Statements of Operations for the three and nine months ended September 30, 2006 and 2005......      3

                  Statements of Cash Flows for the nine months ended September 30, 2006 and 2005................      4

                  Notes to Financial Statements.................................................................    5-7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................   8-11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................     11

         Item 4.  Controls and Procedures.......................................................................     11

Part II. Other Information

         Item 1.  Legal Proceedings.............................................................................     13

         Item 1A. Risk Factors .................................................................................  13-18

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................     18

         Item 3.  Defaults Upon Senior Securities...............................................................     18

         Item 4.  Submission of Matters to a Vote of Security Holders...........................................     18

         Item 5.  Other Information.............................................................................     18

         Item 6.  Exhibits......................................................................................     19

Signatures .....................................................................................................     20

                            FSP Galleria North Corp.
                                 Balance Sheets
                                   (Unaudited)

                                                                   September 30,     December 31,
(in thousands, except shares and par value amounts)                    2006              2005
==================================================================================================

Assets:

Real estate investments, at cost:
     Land                                                            $  5,535         $  5,535
     Buildings and improvements                                        58,461           58,461
--------------------------------------------------------------------------------------------------
                                                                       63,996           63,996

     Less accumulated depreciation                                      2,936            1,811
--------------------------------------------------------------------------------------------------

Real estate investments, net                                           61,060           62,185

Acquired real estate leases, net of accumulated amortization
      of $1,349 and $833, respectively                                  2,265            2,781
Acquired favorable real estate leases, net of accumulated
      amortization of $582 and $359, respectively                         975            1,198
Cash and cash equivalents                                               8,531            8,787
Tenant rent receivable                                                    239              151
Step rent receivable                                                      103              127
Prepaid expenses and other assets                                          19               22
--------------------------------------------------------------------------------------------------

      Total assets                                                   $ 73,192         $ 75,251
==================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                $  2,302         $  2,492
--------------------------------------------------------------------------------------------------

     Total liabilities                                                  2,302            2,492
--------------------------------------------------------------------------------------------------

Commitments and Contingencies:                                             --               --

Stockholders' Equity:
     Preferred Stock, $.01 par value, 860 shares
       authorized, issued and outstanding                                  --               --

     Common Stock, $.01 par value, 1 share
        authorized, issued and outstanding                                 --               --
     Additional paid-in capital                                        78,956           78,956
     Retained deficit and distributions in excess of earnings          (8,066)          (6,197)
--------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                        70,890           72,759
--------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                      $ 73,192         $ 75,251
==================================================================================================
                                                   See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                         For the                       For the
                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
(in thousands, except shares and per share amounts)               2006           2005           2006            2005
======================================================================================================================

Revenues:
     Rental                                                     $ 2,881        $ 2,620        $ 8,205        $  7,858
----------------------------------------------------------------------------------------------------------------------

        Total revenue                                             2,881          2,620          8,205           7,858
----------------------------------------------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                                      849            792          2,362           2,192
     Real estate taxes and insurance                                529            315          1,259           1,103
     Depreciation and amortization                                  547            546          1,641           1,638
     Interest                                                        --            582             --           5,325
----------------------------------------------------------------------------------------------------------------------

       Total expenses                                             1,925          2,235          5,262          10,258
----------------------------------------------------------------------------------------------------------------------

Net income (loss) before interest income                            956            385          2,943          (2,400)

Interest income                                                      96             25            254              41
----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                 1,052            410          3,197          (2,359)

Distributions paid to common stockholder                             --            273             --             782
----------------------------------------------------------------------------------------------------------------------

Net income (loss) attributable to preferred stockholders        $ 1,052        $   137        $ 3,197        $ (3,141)
======================================================================================================================

Weighted average number of preferred shares outstanding,
     basic and diluted                                           860.00         806.48         860.00          535.49
======================================================================================================================

Net income (loss) per preferred share, basic and diluted        $ 1,223        $   170        $ 3,717        $ (5,866)
======================================================================================================================
                                                                       See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         For the
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                --------------------------
(in thousands)                                                                    2006             2005
==========================================================================================================

Cash flows from operating activities:
     Net income (loss)                                                          $ 3,197         $ (2,359)
     Adjustments to reconcile net income (loss) to net cash
          provided by (used for) operating activities:
               Depreciation and amortization                                      1,641            1,638
               Amortization of favorable real estate leases                         223              223
           Changes in operating assets and liabilities:
               Tenant rent receivable                                               (88)            (109)
               Step rent receivable                                                  24               24
               Prepaid expenses and other assets                                      3               12
               Accounts payable and accrued expenses                               (190)          (1,976)
----------------------------------------------------------------------------------------------------------

                    Net cash provided by (used for) operating activities          4,810           (2,547)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of real estate assets                                                  --             (128)
----------------------------------------------------------------------------------------------------------

                    Net cash used for investing activities                           --             (128)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from sale of company stock                                             --           75,250
     Syndication costs                                                               --           (6,110)
     Distributions to stockholders                                               (5,066)          (2,296)
     Principal payments on long-term debt                                            --          (59,439)
----------------------------------------------------------------------------------------------------------

                    Net cash provided by (used for) financing activities         (5,066)           7,405
----------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                               (256)           4,730

Cash and cash equivalents, beginning of period                                    8,787            2,673
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                        $ 8,531         $  7,403
==========================================================================================================

Supplemental disclosure of cash flow information:

Cash paid for:
     Interest                                                                   $    --         $  5,516

                                                         See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                          Notes to Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

FSP Galleria North Corp. (the "Company") was organized on September 21, 2004 as a corporation under the laws of the State of Delaware to purchase, own and operate a sixteen-story Class "A" office tower containing approximately 379,518 rentable square feet of space located on approximately 4.8 acres of land in Dallas, Texas (the "Property"). The Company acquired the Property on October 14, 2004. Franklin Street Properties Corp. ("Franklin Street") (AMEX: FSP) holds the sole share of the Company's common stock, $.01 par value per share (the "Common Stock"). Between December 2004 and August 2005, FSP Investments LLC (member, NASD and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 860 shares of preferred stock, $.01 par value per share (the "Preferred Stock") in the Company. FSP Investments LLC sold the Preferred Stock in a private placement offering to "accredited investors" within the meaning of Regulation D under the Securities Act of 1933.

Basis of Presentation

The unaudited financial statements of the Company include all the accounts of the Company. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's General Form for Registration of Securities on Form 10, as amended, for its fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the "SEC").

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other period.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The guidance is effective for periods beginning after December 15, 2006. The Company is evaluating the impact, if any, this interpretation may have on the Company's results of operations, financial position, or liquidity.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF No. 05-6, "Determining the Amortization Period for Leasehold Improvements." ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company has adopted EITF 05-6, which did not materially impact the Company's results of operations, financial position, or liquidity.

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

                            FSP Galleria North Corp.
                          Notes to Financial Statements
                                   (Unaudited)

2.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2006 and 2005.

3.   Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. The Company must comply with a variety of restrictions to maintain its status as a REIT. These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company's income that must be distributed annually.

4.    Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2006 and September 30, 2005, management fees paid were $81,000 and $82,000, respectively. The related party transactions described below are not expected to impact the Company's results of operations, financial position, or liquidity for fiscal year 2006 or for future periods.

Franklin Street is the sole holder of the Company's one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street was not and is not currently entitled to share in earnings or any related dividend of the Company.

The following is a summary of related party transactions that occurred during the nine months ended September 30, 2006 and 2005, respectively.

The Company paid syndication fees of $6,110,000 in the nine months ended September 30, 2005 to FSP for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them. No syndication fees were paid to FSP in 2006 because the placement of Preferred Stock was completed in 2005.

During 2004, the Company borrowed and has subsequently repaid a note payable to FSP with an original principal amount of $68,500,000 and interest equal to the rate paid by FSP on its line of credit. The proceeds of the loan were used to acquire the Property. During 2004 the Company repaid $9,061,000 of the principal and the remainder was repaid during 2005 with the final payment on the loan being made on August 8, 2005. During the nine months ended September 30, 2005, the Company repaid approximately $59,439,000 of the remaining principal. Interest incurred during the nine months ended September 30, 2005 was approximately $998,000. The average interest rate during the time the loan was outstanding was 5.59%. No interest payments were made to FSP in 2006 because the loan was repaid in 2005.

The Company paid commitment fees of approximately $4,327,000 in the nine months ended September 30, 2005 to FSP for obtaining the first mortgage loan on the Property. Such amounts are included in interest expense in the financial statements. No commitment fees were paid to FSP in 2006 because the loan was repaid in 2005.

                            FSP Galleria North Corp.
                          Notes to Financial Statements
                                   (Unaudited)

4.    Related Party Transactions (continued)

The Company made distributions of approximately $782,000 during the nine months ended September 30, 2005 to FSP relating to earnings of the Company attributed to the common stock prior to the completion of the offering of Preferred Stock. No distributions were paid to FSP in 2006 because subsequent to the completion of the final closing of the sale of shares of the Preferred Stock in August 2005, FSP was not and is not currently entitled to share in earnings or any related dividend of the Company.

5.    Segment Reporting

The Company operates in one industry segment - real estate ownership of commercial property. As of September 30, 2006 and 2005, the Company owned and operated a sixteen-story office building in that one segment.

6.    Cash Distributions

The Company's cash distributions for the nine months ended September 30, 2006 and 2005 are as follows:

(in thousands)                        2006                                         2005
                    ---------------------------------------      ---------------------------------------
                    Preferred        Common         Total        Preferred        Common         Total
                    ---------      ---------      ---------      ---------      ---------      ---------
First Quarter       $   1,656      $      --      $   1,656      $       4      $      --      $       4
Second Quarter      $   1,708      $      --      $   1,708      $     449      $     509      $     958
Third Quarter       $   1,702      $      --      $   1,702      $   1,061      $     273      $   1,334
                    ---------      ---------      ---------      ---------      ---------      ---------
                    $   5,066      $      --      $   5,066      $   1,514      $     782      $   2,296
                    =========      =========      =========      =========      =========      =========

7.    Subsequent Event

The Company declared a cash distribution of $2,000 per preferred share on October 20, 2006 to the holders of record of the Company's Preferred Stock on October 31, 2006, payable on November 20, 2006.

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

Overview

      The Company owns and operates a sixteen-story Class A suburban office tower located in Dallas, Texas containing approximately 379,518 square feet of rentable space located on approximately 4.8 acres of land. The Property is 100% leased to its single tenant, Tenet Hospitals Limited ("Tenet Hospitals"), whose lease expires on December 31, 2009. The lease grants the tenant the option to extend the lease for two consecutive five year terms with at least 24 month's prior written notice.

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

Trends and Uncertainties

      Tenet Hospitals has informed us that it has hired a broker to assist it in evaluating its alternatives for future space requirements, which space requirements may include downsizing or leaving the Property. Because Tenet Hospitals is not required to give us notice of its intention to exercise its first option to extend the term of the lease until December 31, 2007, at this time we are not able to predict what Tenet Hospitals' space requirements will be nor are we able to predict whether rents will be above or below the current expiring rents in the event that Tenet Hospitals remains at the Property.

      During 2006, vacancy rates for Class A buildings in the far north Dallas submarket have improved and rental rates have increased modestly. Management does not know how much longer this trend will continue or if changes in the healthcare industry or the tenant specifically will lead to different trends in the future for the Property. Following termination of the existing lease, we may only be able to release the space at a rate that is significantly lower than the current rate, possibly resulting in decreased cash flows. Bankruptcy or a material adverse change in the financial condition of the tenant would likely cause a material adverse affect.

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

      The Property is currently 100% leased to one tenant pursuant to a lease that was in place prior to the acquisition of the Property and expires on December 31, 2009. However, provided that the landlord and the tenant agree as to the terms, the lease may be extended beyond its current December 31, 2009 expiration for two consecutive renewal terms of five years each with at least 24 months' prior written notice. Base rents during both option periods will be at an amount equal to the then current fair market rental value, but in no event less than the rental rate being then being paid by the tenant.

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005.

   Revenue

      Total revenue increased $0.2 million to $2.8 million for the three months ended September 30, 2006, as compared to $2.6 million for the three months ended September 30, 2005. This increase was primarily due to an increase in recovery of expenses of $0.2 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

   Expenses

      Total expenses decreased approximately $0.3 million to $1.9 million for the three months ended September 30, 2006 as compared to $2.2 million for the three months ended September 30, 2005. This decrease was predominately attributable to a $0.5 million decrease in interest expense resulting from there being no interest expense in the three months ended September 30, 2006 compared to $0.5 million of interest expense associated with the note payable on the Property for the three months ended September 30, 2005. The note was used to purchase the Property in October 2004 and was repaid by proceeds from the sale of Preferred Stock, which was completed in August 2005. The decrease of expenses was partially offset by an increase of $0.2 million to $0.5 million in real estate taxes and insurance for the three months ended September 30, 2006 compared to $0.3 million for the three months ended September 30, 2005.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

   Revenue

      Total revenue increased $0.3 million, to $8.2 million for the nine months ended September 30, 2006, as compared to $7.9 million for the nine months ended September 30, 2005. This increase was primarily due to an increase in recovery of expenses of $0.3 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

   Expenses

      Total expenses decreased by approximately $5.0 million to $5.3 million for the nine months ended September 30, 2006 as compared to $10.3 million for the nine months ended September 30, 2005. This decrease was predominately attributable to a $5.3 million decrease in interest expense resulting from there being no interest expense in the nine months ended September 30, 2006 compared to $5.3 million of interest expense associated with the note payable on the Property for the nine months ended September 30, 2005. The note was used to purchase the Property in October 2004 and was repaid by proceeds from the sale of Preferred Stock, which was completed in August 2005. The decrease of expenses was partially offset by an increase of $0.2 million to $2.4 million in rental operating expenses for the nine months ended September 30, 2006 compared to $2.2 million for the nine months ended September 30, 2005 and an increase of $0.1 million to $1.2 million in real estate taxes and insurance for the nine months ended September 30, 2006 compared to $1.1 million for the nine months ended September 30, 2005.


Liquidity and Capital Resources

      Cash and cash equivalents were $8.5 million at September 30, 2006 and $8.8 million at December 31, 2005. This $0.3 million decrease is attributable to $4.8 million provided by operating activities offset by $5.1 million used for financing activities. For the nine months ended September 30, 2006 our cash provided by net income plus depreciation and amortization and straight-line rent exceeded distributions paid, and we anticipate net income plus depreciation and amortization will continue to exceed distributions in the future.

      Management believes that the existing cash and cash equivalents as of September 30, 2006 of $8.5 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

   Operating Activities

      The cash provided by operating activities of $4.8 million is primarily attributable to a net income of approximately $3.2 million plus the add-back of $1.9 million of depreciation and amortization and a decrease in accounts payable and accrued expenses of approximately $0.3 million.

   Financing Activities

      Cash used for financing activities of $5.1 million was attributable to distributions to stockholders.

   Sources and Uses of Funds

      The Company's principal demands on liquidity are cash for operations and dividends paid to equity holders. As of September 30, 2006, we had approximately $2.3 million in accrued liabilities and no long-term debt. In the near term, liquidity is generated by cash from operations.

   Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

   Related Party Transactions

      We have in the past engaged in and currently engage in transactions with FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2006 and September 30, 2005, management fees paid were $81,000 and $82,000, respectively. The related party transactions described below are not expected to impact the Company's results of operations, financial position, or liquidity for fiscal year 2006 or for future periods.

      Franklin Street is the sole holder of the Company's one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street was not and is not currently entitled to share in earnings or any related dividend of the Company.

      The following is a summary of related party transactions that occurred during the nine months ended September 30, 2005, and 2006, respectively.

      o We paid syndication fees of $6,110,000 in the nine months ended September 30, 2005 to FSP for services related to syndication of our Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them. No syndication fees were paid to FSP in 2006 because the placement of Preferred Stock was completed in 2005.

      o During 2004, we borrowed and have subsequently repaid a note payable to FSP with an original principal amount of $68,500,000 and interest equal to the rate paid by FSP on its line of credit. The proceeds of the loan were used to acquire the Property. During 2004, we repaid $9,061,000 of the principal and the remainder was repaid during 2005 with the final payment on the loan being made on August 8, 2005. During the nine months ended September 30, 2005, we repaid approximately $59,439,000 of the remaining principal. Interest incurred during the nine months ended September 30, 2005 was approximately $998,000. The average interest rate during the time the loan was outstanding was 5.59%. No interest payments were made to FSP in 2006 because the loan was repaid in 2005.

      o We paid commitment fees of approximately $4,327,000 in the nine months ended September 30, 2005 to FSP for obtaining the first mortgage loan on the Property. Such amounts are included in interest expense in the financial statements. No commitment fees were paid to FSP in 2006 because the loan was repaid in 2005.

      o We made distributions of approximately $782,000 during the nine months ended September 30, 2005 to FSP relating to earnings of the Company attributed to the common stock prior to the completion of the offering of Preferred Stock. No distributions were paid to FSP in 2006 because subsequent to the final closing of the sale of shares of the Preferred Stock in August 2005, FSP was not and is not currently entitled to share in earnings or any related dividend of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We were not a party to any derivative financial instruments at or during the nine months ended September 30, 2006.

The Company had no outstanding loans at or during the nine months ended September 30, 2006 and therefore is not subject to interest rate sensitivity.

Item 4. Controls and Procedures.

Our management, with the participation of the Company's President (the principal executive officer) and Chief Operating Officer (the principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, the Company's President and Chief Operating Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our President and Chief Operating Officer by others as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      One tenant, Tenet Hospitals, leases 100% of the Property's rentable space. The financial position of the Company may be adversely affected by financial difficulties experienced by this tenant or its parent, Tenet Healthcare Corporation (NYSE: THC), which guarantees the lease, or any future tenant of the Property, including a bankruptcy, insolvency or a general downturn in the business of the tenant or the reduction in any funding source of the tenant, or in the event any such tenant terminates or does not renew its lease. Tenet Hospitals has informed us that it has hired a broker to assist it in evaluating its alternatives for future space requirements, which space requirements may include downsizing or leaving the Property. Because Tenet Hospitals is not required to give us notice of its intention to exercise its first option to extend the term of the lease until December 31, 2007, at this time we are not able to predict what Tenet Hospitals' space requirements will be nor are we able to predict whether rents will be above or below the current expiring rents in the event that Tenet Hospitals remains at the Property.

      In its filings with the SEC, Tenet Healthcare Corporation reported that, among other risks facing companies in the health care industry, it faces risks associated with being a highly leveraged company, including the risk of default for failing to comply with the covenants in its debt instruments. During the past several years, Tenet Healthcare Corporation and its subsidiaries have also been subject to a number of claims and lawsuits, including an SEC investigation and a federal securities class action lawsuit. The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the business, financial position, results of operations or cash flows of Tenet Healthcare Corporation and its subsidiaries. In addition, Tenet Healthcare Corporation recently reported a net loss on a continuing operations basis of $.06 per share for the third quarter of 2006. Additional information about Tenet Healthcare Corporation, including the risks and uncertainties that it believes may affect its financial condition, is available in its SEC filings.

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

      The Company is subject to numerous potential conflicts of interest with Franklin Street and its affiliates. The Company is subject to potential conflicts of interest arising from other real estate activities of Franklin Street and its affiliates, including other real estate activities in the greater Dallas, Texas area. The officers and directors of the Company, who are affiliates of Franklin Street, will not be spending full time, or a major portion of their time, in connection with the management of the Property, and will be actively engaged in supervising the development, construction, renovation, acquisition and/or operation of other properties that may be in competition with the Property. Further, Franklin Street and its affiliates are and will be actively engaged in the ownership and operation of other projects, which may affect their ability to perform their respective obligations to the Company. Franklin Street holds the sole outstanding share of Common Stock and has the right to elect all of the members of the board of directors, except as described above. For a discussion of the fees paid to affiliated entities, including fees paid in connection with the offering of Preferred Stock, please see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

      We depend on the efforts of George J. Carter, our President and a Director; Barbara J. Fournier, our Chief Operating Officer, Treasurer, Secretary, a Vice President and a Director; R. Scott MacPhee, an Executive Vice President and a Director; William W. Gribbell, an Executive Vice President and a Director; and Janet Prier Notopoulos, a Vice President and a Director. The foregoing officers and directors have years of experience in the real estate business, and, if one or more of them were to resign, our operations could be adversely affected. We do not have any employees.

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

                                  FSP Galleria North Corp.


           Date                          Signature                          Title
           ----                          ---------                          -----


Date:  November 13, 2006      /s/ George J. Carter           President (Principal Executive Officer)
                              -----------------------
                              George J. Carter


Date:  November 13, 2006      /s/ Barbara J. Fournier        Chief Operating Officer
                              -----------------------        (Principal Financial Officer)
                              Barbara J. Fournier