Form 10-K
period 2006-12-31
FSP GALLERIA NORTH CORP
filed 2007-03-09
CIK 1310157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2006

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                          Commission File No. 000-51940

                            FSP Galleria North Corp.
             (Exact name of registrant as specified in its charter)

             Delaware                                        20-1641289
  ------------------------------                          ----------------
  State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization                          Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts     01880-6210
--------------------------------------------------------     ----------
      (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (781) 557-1300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Preferred Stock $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                  Yes |_| No |X|.

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.                 Yes |_| No |X|.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                         |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check One):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Exchange Act Rule 12b-2).                                   Yes |_| No |X|.

As of June 30, 2006, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860, each as of March 9, 2007

                   Documents incorporated by reference: None.

                                TABLE OF CONTENTS

PART I.........................................................................1
   Item 1.     Business........................................................1
   Item 1A.    Risk Factors....................................................5
   Item 1B.    Unresolved Staff Comments......................................10
   Item 2.     Properties.....................................................10
   Item 3.     Legal Proceedings..............................................11
   Item 4.     Submission of Matters to a Vote of Security Holders............11

PART II.......................................................................12
   Item 5.     Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities..............12
   Item 6.     Selected Financial Data........................................13
   Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operation.......................................14
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....19
   Item 8.     Financial Statements and Supplementary Data....................19
   Item 9.     Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure.......................................19
   Item 9A.    Controls and Procedures........................................20
   Item 9A(T). Controls and Procedures........................................20
   Item 9B.    Other information..............................................20

PART III......................................................................21
   Item 10.    Directors, Executive Officers and Corporate Governance.........21
   Item 11.    Executive Compensation.........................................22
   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................22
   Item 13.    Certain Relationships and Related Transactions, and Director
               Independence...................................................24
   Item 14.    Principal Accounting Fees and Services.........................25

PART IV.......................................................................26
   Item 15.  Exhibits, Financial Statement Schedules..........................26

SIGNATURES ...................................................................27

Item 1.     Business

History

      Our company, FSP Galleria North Corp., which we will refer to as Galleria or the Company, is a Delaware corporation formed to purchase, own and operate a sixteen-story Class "A" office tower containing approximately 379,518 rentable square feet and its associated infrastructure located on approximately 4.8 acres of land in Dallas, Texas, which we refer to as the Property. We operate in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

      We were organized initially in September 2004 by FSP Investments LLC (member, NASD and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., or Franklin Street (AMEX: FSP). FSP Investments LLC, or FSP Investments, acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of real estate by the Company and (c) the sale of equity interests in the Company.

      Franklin Street holds the sole share of the Company's common stock, $.01 par value per share, which we refer to as the Common Stock. Between December 2004 and August 2005, FSP Investments completed the sale of equity interests in the Company through the offering on a best efforts basis of 860 shares of preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. We sold the Preferred Stock in a private placement offering to "accredited investors" within the meaning of Regulation D under the Securities Act of 1933. Between December 31, 2004 and August 23, 2005, the Company held 18 investor closings, at each of which shares of Preferred Stock were sold and funds were received. Funds from each individual closing were used to repay the loan from Franklin Street and associated fees as well as other expenses payable to FSP Investments. The use of proceeds received and affiliates receiving payments are set forth in the table below:

                                Use of proceeds:
                                ----------------

                    Type                         Affiliate paid                   Amount
                    ----                         --------------                   ------
Real Estate Capital Requirements:
Operating/Capital Reserve (1)                                                    $ 4,815,000
Offering and Other Costs:
Organizational, Offering and
   Other Expenditures for the Company(2)      FSP Investments LLC                    430,000
Selling Commissions(3)                        FSP Investments LLC                  6,880,000
Acquisition-Related Costs:
Purchase Price of the Property(4)             Franklin Street Properties Corp.    68,500,000
Loan Fee Paid to Franklin Street (5)(6)       Franklin Street Properties Corp.     4,945,000
Acquisition Fee(6)                            FSP Investments LLC                    430,000
                                                                                -------------
Total Uses of Gross Offering Proceeds                                            $86,000,000
                                                                                =============

      (1) The Operating/Capital Reserve proceeds were retained by the Company for operating and capital uses.

      (2) Organizational, Offering and Other Expenditures were paid for various expenses, including legal, accounting, appraisal, engineering and organizational expenses allocable to the offering, incurred in connection with the organization and syndication of the Company.

      (3)   Selling Commissions were paid to FSP Investments LLC, as Selling
            Agent.

      (4) The Purchase Price of the Property was financed by a first mortgage loan, which was repaid from proceeds of the offering.

      (5) The Loan Fee Paid to Franklin Street was a fee (or points) payable to Franklin Street to obtain the first mortgage loan to purchase the Property in an amount of $4,945,000. The first mortgage loan had an original principal amount equal to the purchase price of the Property and a term of two years. The first mortgage loan was prepayable at any time without premium or penalty and carried an interest rate equal to the rate payable by Franklin Street on borrowings under its line of credit with its bank.

      (6) The Acquisition Fee was paid to FSP Investments LLC for various expenses related to the purchase of the Property, including expenses incurred for due diligence.

      We purchased the Property for $68,500,000 on October 14, 2004. We acquired the Property through a limited partnership, FSP Galleria North Limited Partnership, of which the Company is the sole limited partner and of which FSP Galleria North LLC, a wholly-owned subsidiary of the Company, is the sole general partner. The sole business of FSP Galleria North Limited Partnership is to own and operate the Property; the sole business of each of FSP Galleria North LLC and the Company is to hold the equity interests of FSP Galleria North Limited Partnership. The purchase price of the Property was entirely financed by a loan from Franklin Street collateralized by a first mortgage, which loan was repaid from a portion of the proceeds of the sale of Preferred Stock from each investor closing, until the remaining balance of $2,659,092 was repaid on August 8, 2005. Total interest and loan fees incurred on the loan payable to Franklin Street were approximately $1,184,000 and $5,325,000 in 2004 and 2005, respectively.

      Transactions between the Company and Franklin Street and/or its affiliates were entered into without the benefit of arm's-length bargaining and involved conflicts of interest. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence".

Our Business

      Our sole business is to own and operate the Property and we do not intend to invest in or purchase any additional properties. We derive rental revenue from income paid to us by the tenant of the Property. Asset and property management services are provided by third parties.

      The Property was completed in 1999 and is currently leased in its entirety (100%) through December 31, 2009 to Tenet Hospitals Limited, which we refer to as Tenet Hospitals, with the lease being fully guaranteed by Tenet Healthcare Corporation (NYSE: THC). The Property has been designated as the worldwide headquarters for Tenet Healthcare Corporation. Provided that the Company and Tenet Hospitals agree as to the terms, the lease may be extended beyond its current December 31, 2009 expiration for two consecutive renewal terms of five years each with at least 24 months' prior written notice.

      The lease with Tenet Hospitals is structured on a triple-net (NNN) basis under which operating expenses are fully (100%) reimbursed by the tenant to the landlord. Ordinarily, the tenant is responsible for all normal operating expenses at the Property, which include but are not limited to: maintenance, repairs, real estate taxes, insurance, utilities and management costs. As the landlord, we are generally obligated, at our expense, to maintain and replace, if necessary, all major building systems and all structural components of the Property, including walls, roof, slab and foundation.

      FSP Property Management LLC or FSP Property Management, a wholly-owned subsidiary of Franklin Street, provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management requires the Company to pay FSP Property Management a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period.

      Hines Interests Limited Partnership or Hines, provides the Company with day-to-day property management services relating to the operation of the Property. Hines is a third-party service provider that is not related to or affiliated with Franklin Street. The management agreement between the Company and Hines requires the Company to pay Hines a monthly fee equal to three percent (3%) of the net operating receipts collected in the preceding month. The management agreement between the Company and Hines may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period.

Investment Objectives

      Our objectives are to (i) obtain cash available to pay distributions through rental receipts from operations of the Property, (ii) following the expiration of the lease with Tenet Hospitals on December 31, 2009, increase our rental revenues over time as rental rates increase for premier properties in the Dallas/Fort Worth Metroplex office market, (iii) increase the value of the shares of our Preferred Stock as a result of appreciation in market value of the Property, and (iv) preserve and protect the capital invested by the holders of our Preferred Stock. We cannot be sure of meeting our objectives. See Item 1A below, "Risk Factors".

      Our policy is not to make loans to other persons, not to invest in the securities of other issuers for the purpose of exercising control, not to underwrite the securities of other issuers, not to offer securities in exchange for property and not to purchase or otherwise reacquire our securities. These policies may be changed by our directors without a vote of our stockholders.

      We have issued our shares of Preferred Stock in the offering described above. No additional shares of Preferred Stock are authorized by our charter, and authorization of any increase in the number of authorized shares or the creation of any new series or class of stock would require the affirmative vote of the holders of 66.67% of the outstanding shares of Preferred Stock.

      We intend to dispose of the Property at a time determined by our directors, which we currently expect to be within three to eight years. We do not intend to reinvest the proceeds of any such disposition. We also do not intend to list our shares of Preferred Stock on an exchange and therefore do not expect any trading market to develop in such shares.

      We do not intend to borrow any money but have the right to obtain a line of credit as described below.

Revolving Line of Credit

      While a line of credit is not expected to be needed, we may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed. As of the date of the filing of this Annual Report on Form 10-K, we have neither sought nor obtained a line of credit.

Competition

      The Property is located within the Dallas/Fort Worth Metroplex office market and, more specifically, within the Class "A" office segment of the Far North Dallas submarket. The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may be more attractive to tenants. In order to maintain or increase rental revenues following the expiration of our lease with Tenet Hospitals, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with the Property. Not only do we compete with other landlords and developers, but we are also affected by larger market forces (including changes in interest rates and tax treatment) and individual decisions beyond our control which may affect our ability to compete. Given that our current lease does not expire until 2009 and may be extended beyond 2009, we cannot predict which competitive factors will be relevant or our competitive position in the marketplace when we next seek a lessee.

Employees

      We had no employees as of December 31, 2006.

Available Information

      We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC). This Annual Report on Form 10-K and other reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

      We will make available, and voluntary provide, free of charge upon written request at the address on the cover of this Annual Report on Form 10-K, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We do not maintain a website.

Item 1A.    Risk Factors

      The following important factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

The Property is currently occupied by a single tenant.

      One tenant, Tenet Hospitals, leases 100% of the Property's rentable space. Our financial position may be adversely affected by financial difficulties experienced by this tenant or its parent, Tenet Healthcare Corporation (NYSE:
THC), which guarantees the lease, or any future tenant of the Property, including a bankruptcy, insolvency or a general downturn in the business of the tenant or the reduction in any funding source of the tenant, or in the event any such tenant terminates or does not renew its lease. Tenet Hospitals has informed us that it has hired a broker to assist it in evaluating its alternatives for future space requirements, which space requirements may include downsizing or leaving the Property. Because Tenet Hospitals is not required to give us notice of its intention to exercise its first option to extend the term of the lease until December 31, 2007, at this time we are not able to predict what Tenet Hospitals' space requirements will be nor are we able to predict whether rents will be above or below the current expiring rents in the event that Tenet Hospitals remains at the Property.

      In its filings with the SEC, Tenet Healthcare Corporation reported that, among other risks facing companies in the health care industry, it faces risks associated with being a highly leveraged company, including the risk of default for failing to comply with the covenants in its debt instruments. During the past several years, Tenet Healthcare Corporation and its subsidiaries have also been subject to a number of claims and lawsuits, including an SEC investigation and a federal securities class action lawsuit. The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the business, financial position, results of operations or cash flows of Tenet Healthcare Corporation and its subsidiaries. In addition, Tenet Healthcare Corporation recently reported a net loss on a continuing operations basis of $1.85 per share for fiscal 2006. Tenet Healthcare Corporation recorded goodwill and long-lived asset impairment charges of approximately $357 million in fiscal 2006. Additional information about Tenet Healthcare Corporation, including the risks and uncertainties that it believes may affect its financial condition, is available in its SEC filings.

We face the risk that a tenant may default or declare bankruptcy or, if we are not able to collect sufficient rents from the Property, we may suffer significant operating losses or a reduction in cash available for future distributions. The major risks of ownership of the Property include:

      o the failure of any tenant to meet its obligations under its lease, either due to a business failure or a default under the terms of the lease;
      o the possibility that an existing tenant will not renew its lease upon the expiration of the lease term at rent levels and terms favorable to us; and
      o in the event that an existing tenant or a subsequent tenant terminates or does not renew its lease, the possibility that a new tenant or tenants cannot be found who will rent the Property at rent levels sufficient for us to pay dividends to the holders of Preferred Stock.

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

      The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may be more attractive to tenants. In order to maintain or increase rental revenues following the expiration of our lease with Tenet Hospitals, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our Property. Not only do we compete with other landlords and developers, but we are also affected by larger market forces (including changes in interest rates and tax treatment) and individual decisions beyond our control which may affect our ability to compete.

We face the risk that operating expenses could exceed rental income, which could adversely affect our cash flow and the value of the Property.

      Rental income from the Property may fluctuate from time to time, based upon occupancy and rental levels. In contrast, certain expenses related to real estate ownership, such as real estate taxes, utility costs, maintenance costs and insurance, tend to increase rather than decrease, and mortgage payments (which do not presently exist and are not contemplated) usually are fixed over specified periods. In the event of termination of any lease, we will continue to be responsible for all operating expenses attributable to the space covered by such lease. There can be no assurance that we will be able to locate new tenants for any space vacated by existing tenants or receive satisfactory rents from any such tenants. The termination of one or more leases, whether by reason of the financial failure of the tenants or the expiration of such leases without renewal or replacement, would be likely to cause at least a temporary reduction in our cash flow and might result in a decrease in the market value of the Property.

We face the risk of possible future capital expenditures.

      If a tenant or tenants fail to continue in occupancy, possible renovation of the Property could require large expenditures of money by us in order to make the vacated space suitable for other tenants. In such case, all or a portion of the Property may need to be renovated or reconfigured to attract a new tenant or tenants. We have operating/capital reserves of approximately $4,705,000 as of December 31, 2006 in anticipation of future capital needs of the Property. If a lease expires and new tenants occupy the Property, some tenant improvement work would likely be required. Although we have established operating/capital reserves in anticipation of such expenses, it is possible that we may not have sufficient funds to pay such costs and there is no guarantee that an institutional lender would be willing to advance such funds to us.

We face the risk of the occurrence of a casualty at the Property.

      The occurrence of a fire or other major casualty could materially and adversely affect the operation of the Property and could result in a default under any outstanding loan documents (which do not presently exist and are not contemplated) or in our liquidation if it were not practicable to rebuild or restore the Property or if any lender did not consent thereto. Even if it were practicable to restore the damage caused by a major casualty, operations of the Property would be suspended for a period of time, and the economic benefits of an investment in the Preferred Stock would be adversely affected. We believe that the Property is and will continue to be adequately insured, and it is our policy to insure our property against rent loss, fire and other perils in a manner customary in the industry in an amount sufficient in our judgment to rebuild the Property, exclusive of the value of the land and certain other normal and customary exclusions. Nevertheless, in the event of any substantial loss affecting the Property, disputes could arise as regards the then value of the Property for purposes of insurance claims. Moreover, there are certain types of losses, which are either uninsurable or not economically insurable; if such a loss occurs with respect to the Property, we could lose both our investment and the possibility of profit with respect thereto.

The holders of shares of Preferred Stock have limited control of the Company.

      Our directors have sole authority for the operation and management of the Company and the Property. The holders of shares of Preferred Stock are dependent on the capabilities of the board of directors or persons or entities retained by it, such as the local management agent. Holders of Preferred Stock have only limited voting rights and have no right to vote for the election of directors except as described below. The affirmative vote of the holders of a majority of the shares of Preferred Stock, voting as a separate class, is required for (i) our merger with any other entity, (ii) the sale of the Property or (iii) any amendment to our charter. In addition, the affirmative vote of the holders of 66.67% of the shares of Preferred Stock is required for any change in our authorized capital stock of the Company. The holders of a majority of the outstanding shares of Preferred Stock may remove one or more members of the board of directors without cause and replace such member or members with a person or persons designated by such holders. Thereafter, the holders of shares of Preferred Stock will, at each meeting of stockholders to elect directors, vote as one class together with the holders of Common Stock for the election of directors. The holders of shares of Preferred Stock have no redemption or conversion rights.

The holders of shares of Preferred Stock face the risk of dilution.

      We, with the approval of the holders of at least 66.67% of the shares of Preferred Stock, may dilute the interests of the holders of shares of Preferred Stock by issuing additional shares of stock in the Company for such cash or other consideration as may be determined at the time of the transaction. While such provisions are intended to provide a source of additional funds to the Company if the Property encounters financial difficulties, such a transaction would reduce the economic benefits available to holders of shares of Preferred Stock.

Holders of shares of Preferred Stock face certain restrictions relating to the transfer of shares of Preferred Stock.

      We may require that, in order to transfer shares of Preferred Stock, the transferor deliver to us an opinion of counsel to the effect that the transfer will not violate state or federal securities laws, and such holder will then be responsible for paying counsel's fees for the opinion. The transfer of the shares of Preferred Stock may also be restricted by the securities laws of certain states. Although it may be possible under certain circumstances to dispose of an investment in us, no market currently exists for the shares of Preferred Stock, and it is unlikely that a ready market for such disposition will exist at any time in the future. Even if a holder of shares of Preferred Stock is able to sell his or her share(s) to an unrelated third party, a holder seeking to transfer his, her or its interest most probably would incur substantial legal and other costs in connection with the transaction. The transfer of shares of Preferred Stock is further restricted by provisions of our charter designed to preserve our status as a REIT.

There are conflicts of interest, which may occupy the time and attention of the Company's directors and officers.

      We are subject to numerous potential conflicts of interest with Franklin Street and its affiliates. We are subject to potential conflicts of interest arising from other real estate activities of Franklin Street and its affiliates, including other real estate activities in the greater Dallas, Texas area. Our officers and directors, who are affiliates of Franklin Street, will not be spending full time, or a major portion of their time, in connection with the management of the Property, and will be actively engaged in supervising the development, construction, renovation, acquisition and/or operation of other properties that may be in competition with the Property. Further, Franklin Street and its affiliates are and will be actively engaged in the ownership and operation of other projects, which may affect their ability to perform their respective obligations to us. Franklin Street holds the sole outstanding share of Common Stock and has the right to elect all of the members of the board of directors, except as described above. For a discussion of the fees paid to affiliated entities, including fees paid in connection with the offering of Preferred Stock, please see "Item 1. Business - History."

Holders of shares of Preferred Stock face a lack of diversification.

      We have been formed to invest in, own and operate only the Property. We do not plan at this point in time to engage in any other business. Thus, our success will depend entirely upon our investment in the Property. We will not have the benefit of reducing risk by diversifying our funds among a portfolio of properties.

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

      The lease with Tenet Hospitals expires on December 31, 2009 and may be extended beyond its current December 31, 2009 expiration for two consecutive renewal terms of five years each with at least 24 months' prior written notice. Because real estate occupancy levels and rental rates can fluctuate, there is no predictable recurring level of revenue from such activities. As a result of this, when the lease with Tenet Hospitals expires the amount of cash available for distribution may fluctuate, which may result in our not being able to maintain or grow distribution levels in the future.

The Property may significantly decrease in value.

      The Property may significantly decrease in value. To the extent the Property decreases in value, our holders of Preferred Stock could lose some or all the value of their investments. The value of our Preferred Stock may be adversely affected if the Property decreases in value since the Property represents the majority of the tangible assets held by us. Moreover, if changes in the Property's condition or changes in market conditions force us to sell the Property for a price less than its initial purchase price or its carrying cost or to lease the Property at a rental rate less than the rate of the lease being terminated, our results of operations would be adversely affected and such negative results of operations may result in lower distributions being paid to holders of our Preferred Stock.

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

There is limited potential for revenue to increase from an increase in leased space at our Property.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

      Set forth below is information regarding the Property as of December 31, 2006:

                                                               Percent
                             Date of           Approx.         Leased as         Number
Property Location            Purchase        Square Feet      of 12/31/06      of Tenants          Name of Major Tenant
-----------------            --------        -----------      -----------      ----------          --------------------

13737 Noel Road              10/14/04          379,518            100%              1            Tenet Hospitals Limited
Dallas, TX 75240

      We acquired fee title to the Property through a limited partnership, all of whose equity interest is owned, directly or indirectly, by the Company on October 14, 2004. In the opinion of our management, the Property is adequately covered by insurance. The Property is not currently encumbered by any mortgage indebtedness and, other than normal tenant improvements or replacements of equipment in the ordinary course of ongoing operations, there are no present plans for the improvement or development of any portion of the Property. Below is certain information with respect to the Property's tenant and lease. Completed in 1999, the Property is a sixteen-story Class "A" office tower containing approximately 379,518 rentable square feet located in Dallas, Texas.

Tenant

      The Property is currently leased in its entirety (100%) through December 31, 2009 to Tenet Hospitals, with the lease being fully guaranteed by Tenet Healthcare Corporation, or Tenet (NYSE: THC). Tenet Hospitals has occupied 100% of the Property since 1999. The Property has been designated as the worldwide headquarters for Tenet. Tenet Hospitals operates as a subsidiary of Tenet. Tenet provides health care services, primarily through the operation of general hospitals. All of Tenet's operations are conducted through its subsidiaries. Information about Tenet can be obtained from its Annual Report on Form 10-K and other reports and filings available is on its website at www.tenethealth.com or on the SEC website at www.sec.gov.

Lease

      The lease with Tenet Hospitals is structured on a triple-net (NNN) basis under which operating expenses are fully (100%) reimbursed by the tenant to the landlord. Ordinarily, the tenant is responsible for all normal operating expenses at the Property, which include but are not limited to: maintenance, repairs, real estate taxes, insurance, utilities and management costs. The landlord is generally obligated, at its expense, to maintain and replace, if necessary, all major building systems and all structural components of the Property, including walls, roof, slab and foundation.

      Under the terms of the lease, the base rent was fixed at $15.25 NNN per square foot ($5,787,649.50 total) on an annual basis on December 20, 1999 through December 31, 2004, and increased to $17.33 NNN per square foot ($6,577,046.94 total) on an annual basis on January 1, 2005, which base rent will be effective through lease expiration on December 31, 2009. Provided that the landlord and the tenant agree as to the terms, the lease may be extended beyond its current December 31, 2009 expiration for two consecutive renewal terms of five years each with at least 24 months' prior written notice. Base rents during both option periods would be at an amount equal to the then current fair market rental value, but in no event less than the rental rate then being paid by the tenant.

Additional Operating Data

      Additional information regarding the amount of the Property's annual realty taxes and insurance can be found in the Statement of Operations that is included with this Annual Report on Form 10-K. Additional information regarding the Property's Federal tax basis, rate, method and life claimed for purposes of depreciation can be found in the Notes to Financial Statements that are included with this Annual Report on Form 10-K.

Item 3.     Legal Proceedings

      There are no material legal proceedings to which the Company is a party. The Company from time to time may be involved in lawsuits including, but not limited to, lawsuits relating to the real property it owns for liability for slips and falls, damage to automobiles in the parking garage, minor theft or similar matters. The Company expects that most of these suits will be covered by insurance, subject to customary deductions. In addition, in the ordinary course of business, the Company may become involved in litigation to collect rents or other income due to it from tenants.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is no established public trading market for the Company's Common Stock or Preferred Stock.

      As of March 9, 2007, Franklin Street was the sole holder of record of the Common Stock and there were 828 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records.

      Set forth below are the distributions made to Common and Preferred Stockholders in respect of each quarter from the last two fiscal years. Distributions are determined based on the Company's Board of Directors' review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust. Although we cannot guarantee the future payment of dividends or the amount of any such dividends, assuming that there are no material changes in operating conditions, we expect to continue to pay dividends comparable in amount to those paid during the year ended December 31, 2006. See Note 4 of the Notes to Financial Statements for additional information.

                                               FSP Galleria North Corp
                                       ---------------------------------------
                                       Distributions             Distributions
                                          paid to                   paid to
             Quarter                      Common                   Preferred
              Ended                     Stockholder              Stockholders
              -----                     -----------              ------------

March 31, 2005                            $     --                $    3,870
June 30, 2005                              508,912                   449,416
September 30, 2005                         272,640                 1,061,146
December 31, 2005                           83,333                 1,538,981

March 31, 2006                                  --                 1,656,360
June 30, 2006                                   --                 1,707,960
September 30, 2006                              --                 1,701,940
December 31, 2006                               --                 1,720,000


      The following schedule summarizes tax components of the distributions paid for the periods ended December 31:

      (dollars in thousands)            2006                      2005
                                ------------------   ---------------------------
                                Preferred    %       Preferred   Common     %
                                ---------  -------   ---------- --------- ------
      Ordinary income              $4,283     63%       $  456      $129    15%
      Return of Capital             2,503     37%        2,597       736    85%
                                ---------  -------   ---------- --------- ------
      Total                        $6,786    100%       $3,053      $865   100%
                                =========  =======   ========== ========= ======

      The final sale of Preferred Stock occurred on August 23, 2005 and following that date no further distributions have been or will be declared on the Common Stock. The last Common Stockholder distribution was declared on August 22, 2005 and was paid in October 2005.

      The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company's Common Stock.

Item 6.     Selected Financial Data

      The following selected financial information is derived from the historical financial statements of FSP Galleria North Corp. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and with the FSP Galleria North Corp.'s financial statements and related notes thereto included in Item 8.

                                                                                     For the Period
                                                                                   September 21, 2004
(In thousands, except share and per share amounts)                               (date of inception) to
                                                      Year Ended December 31,         December 31,
                                                    ---------------------------------------------------
                                                       2006             2005              2004
                                                    ===================================================
Operating Data:
Total revenue                                        $ 11,034        $ 10,671           $ 2,181
Net income (loss)                                       4,211          (1,218)             (353)
Net income (loss) attributable to
  preferred shareholders                                4,211          (2,083)           (1,061)

Net increase (decrease) in cash and
   cash equivalents                                       (17)          6,114             2,673
Net cash provided by (used for)
   operating activities                                 6,769             888             2,736
Net cash used for distributions                        (6,786)         (3,918)             (708)

                                                                    As of December 31,
                                                      ---------------------------------------------
                                                        2006           2005               2004
                                                      =============================================
Balance Sheet Data
Cash and cash equivalents                             $ 8,770        $  8,787           $  2,673
Total assets                                           72,962          75,251             71,429
Long term liabilities                                      --              --             59,439

Total liabilities                                       2,778           2,492             62,678
Total stockholders' equity                             70,184          72,759              8,751

Per Share Data:
Weighted average preferred shares
   outstanding                                            860          617.28             107.50
Net income (loss) per preferred share                 $ 4,897        $ (3,374)          $ (9,870)

Distributions paid per preferred share                  7,891           4,946                 --
Distributions paid per preferred share
   (return of capital)                                  2,910           4,207                 --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the market where we own the Property, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth above under the caption, Item 1A. "Risk Factors". Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

      We operate in one business segment, which is real estate operations, and own a single property. Our real estate operations involve real estate rental operations, leasing services and property management services. The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Dallas, Texas, the relevant submarket. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on national or local market conditions.

      It is difficult for management to predict what will happen to occupancy or rents after the expiration of the lease with Tenet Hospitals because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the economy, such as job growth, interest rates, and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as volatility in energy pricing and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market and leased to one tenant in the healthcare industry, these macroeconomic trends may have a different effect on the Property and on its tenant.

Trends and Uncertainties

   Real Estate Operations

      We own and operate a sixteen-story Class A suburban office tower located in Dallas, Texas containing approximately 379,518 square feet of rentable space located on approximately 4.8 acres of land. The Property is 100% leased to a single tenant, Tenet Hospitals, whose lease expires in 2009. Tenet Hospitals has informed us that it has hired a broker to assist it in evaluating its alternatives for future space requirements, which space requirements may include downsizing or leaving the Property. Because Tenet Hospitals is not required to give us notice of its intention to exercise its first option to extend the term of the lease until December 31, 2007, at this time we are not able to predict what Tenet Hospitals' space requirements will be nor are we able to predict whether rents will be above or below the current expiring rents in the event that Tenet Hospitals remains at the Property.

      During 2006, we believe vacancy rates for Class A buildings in the far north Dallas submarket have declined and rental rates have increased modestly. Management does not know how long this trend will continue or if changes in the healthcare industry or the tenant specifically will lead to different trends in the future for the Property. Following termination of the existing lease, we may only be able to release the space at a rate that is significantly lower than the current rate, possibly resulting in decreased cash flows. Bankruptcy or a material adverse change in the financial condition of the tenant would likely cause a material adverse effect.

Critical Accounting Policies

      We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed below.

      Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

      o allocation of purchase prices between various asset categories and the related impact on our recognition of rental income and depreciation and amortization expense; and
      o assessment of the carrying values and impairments of long-lived assets.

   Allocation of Purchase Price

      We have allocated the purchase price of the Property to land, buildings and improvements. Each component of purchase price generally has a different useful life. We allocate the value of real estate acquired among land, buildings, improvements and identified intangible assets and liabilities, which may consist of the value of above market and below market leases, the value of in-place leases, and the value of tenant relationships. Purchase price allocations and the determination of the useful lives are based on management's estimates. Under some circumstances we may rely upon studies commissioned from independent real estate appraisal firms in determining the purchase price allocations.

      Purchase price allocated to land and building and improvements is based on management's determination of the relative fair values of these assets assuming the Property was vacant. Management determines the fair value of the Property using methods similar to those used by independent appraisers. Purchase price allocated to above market leases is based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rates for the lease, measured over a period equal to the remaining non-cancelable term of the lease. Purchase price allocated to the in-place lease and the tenant relationship is determined as the excess of (i) the purchase price paid for the Property after adjusting the existing in-place lease to market rental rates over (ii) the estimated fair value of the Property as if vacant. This aggregate value is allocated between the in-place lease value and tenant relationship based on management's evaluation of the specific characteristics of the tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is immaterial for the acquisition reflected in our financial statements. Factors considered by us in performing these analyses include (i) an estimate of carrying costs during the expected lease-up periods, including real estate taxes, insurance and other operating income and expenses, and (ii) costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.

   Depreciation and Amortization

      We compute depreciation expense using the straight-line method over estimated useful lives of up to 39 years for the building and improvements, and up to 15 years for personal property. The allocated cost of land is not depreciated. The capitalized above-market lease values, if any, are amortized as a reduction to rental income over the remaining non-cancelable terms of the lease. The value of above or below-market leases is amortized over the remaining non-cancelable periods of the lease. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is also amortized over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. Inappropriate allocation of acquisition costs, or incorrect estimates of useful lives, could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods, as is required by generally accepted accounting principles.

   Impairment

      We periodically evaluate the Property for impairment indicators. These indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or legislative, economic or market changes that permanently reduce the value of our investment. If indicators of impairment are present, we evaluate the carrying value of the Property by comparing it to its expected future undiscounted cash flows. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the Property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

   Lease Classification

         Each time we enter a new lease or materially modify an existing lease we evaluate whether it is appropriately classified as a capital lease or as an operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a property, discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

Recent Accounting Standards

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The guidance is effective for periods beginning after December 15, 2006. The adoption of this standard is not expected to have material impact on our financial position, results of operations or cash flow.

      In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF No. 05-6, "Determining the Amortization Period for Leasehold Improvements." ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We have adopted EITF 05-6, which did not have a material impact on our financial position, results of operations or cash flow.

      In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), which clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The guidance was effective for periods ending after December 15, 2005. We have adopted FIN 47, which did not have a material impact on our financial position, results of operations or cash flow.

Results of Operations

      We were formed on September 21, 2004 and the Property was acquired on October 14, 2004, and as a result there were approximately two and a half months of operations included in results of operations for the year ended December 31, 2004 as compared to 2006 and 2005, which included twelve months of operations in each year. During 2004, the Company borrowed and has subsequently repaid a note payable to Franklin Street with an original principal amount of $68,500,000 and interest equal to the rate paid by Franklin Street on its line of credit. The proceeds of the loan were used to acquire the Property. During 2004 the Company repaid $9,061,000 of the principal and the remainder was repaid during 2005 with the final payment on the loan being made on August 8, 2005. The average interest rate during the time the loan was outstanding was 5.59% per annum. As a result, interest expense was significant in 2004 and 2005 until the note payable was repaid. No interest has been paid since the note payable was repaid and it is not anticipated that the Company will make any further borrowings.

      The Property is currently 100% leased to a tenant with a lease, which was in place prior to the acquisition of the property and expires on December 31, 2009. Provided that the landlord and the tenant agree as to the terms, the lease may be extended beyond its current December 31, 2009 expiration for two consecutive renewal terms of five years each with at least 24 months' prior written notice. Base rents during both option periods will be at an amount equal to the then current fair market rental value, but in no event less than the rental rate being then being paid by the tenant.

   Comparison of the year ended December 31, 2006 to the year ended December 31, 2005.

   Revenue

      Total revenue increased $0.3 million, to $11 million for the year ended December 31, 2006, as compared to $10.7 million for the period ended December 31, 2005. This increase was primarily due to an increase in recovery of expenses of $0.3 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

   Expenses

      Total expenses decreased by approximately $4.8 million to $7.2 million for year ended December 31, 2006 as compared to $12 million for the period ended December 31, 2005. This decrease was predominately attributable to a $5.3 million decrease in interest expense resulting from there being no interest expense in the year ended December 31, 2006 compared to $5.3 million of interest expense associated with the note payable on the Property for the period ended December 31, 2005. The note was used to purchase the Property in October 2004 and was repaid by proceeds from the sale of Preferred Stock, which was completed in August 2005. The decrease of expenses was partially offset by an increase of $0.2 million to $3.2 million in rental operating expenses for the year ended December 31, 2006 compared to $3.0 million for the period ended December 31, 2005 and an increase of $0.3 million to $1.8 million in real estate taxes and insurance for year ended December 31, 2006 compared to $1.5 million for the period ended December 31, 2005.

   Comparison of the year ended December 31, 2005 to the period ended December 31, 2004.

   Revenue

      Total revenue increased $8.5 million, to $10.7 million for the year ended December 31, 2005, as compared to $2.2 million for the period ended December 31, 2004. This increase was primarily due to an increase in revenue from scheduled rents of $4.9 million and an increase in recovery of expenses of $3.6 million with both increases resulting from twelve months of operations in 2005 compared to approximately two and one-half months of operations in 2004. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

   Expenses

      Total expenses increased approximately $9.5 million to $12.0 million for the year ended December 31, 2005 as compared to $2.5 million for the period ended December 31, 2004. This increase was partially attributable to a $4.1 million increase in interest expense associated with the Property loan to $5.3 million for the year ended December 31, 2005 compared to $1.2 million for the period ended December 31, 2004. The loan was used to purchase the Property in October 2004 and was repaid by proceeds from the sale of Preferred Stock, which was completed in August 2005. The increase was also attributable to twelve months of operations in 2005 compared to approximately two and one-half months of operations in 2004, and, to a lesser extent, by increases in operating expenses.

Liquidity and Capital Resources

      Cash and cash equivalents were $8.8 million at December 31, 2006 and 2005, respectively. Activity during the year ended December 31, 2006 was attributable to $6.8 million provided by operating activities offset by $6.8 million used for financing activities. For the year ended December 31, 2006 our cash provided by net income plus depreciation and amortization and straight-line rent was $0.1 million lower than distributions paid, although we anticipate net income plus depreciation and amortization will be reasonably close to or exceed distributions in the future.

      Management believes that the existing cash and cash equivalents as of December 31, 2006 of $8.8 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

   Operating Activities

      The cash provided by operating activities of $6.8 million is primarily attributable to a net income of approximately $4.2 million plus the add-back of $2.5 million of depreciation and amortization, a decrease in tenant rent receivable of approximately $0.2 million and an increase in accounts payable and accrued expenses of approximately $0.3 million.

   Financing Activities

      Cash used for financing activities of $6.8 million was attributable to distributions to stockholders.

   Sources and Uses of Funds

      The Company's principal demands on liquidity are cash for operations and dividends paid to equity holders. As of December 31, 2006, we had approximately $2.8 million in accrued liabilities and no long-term debt. In the near term, liquidity is generated by cash from operations.

   Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

   Related Party Transactions

      We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage our company on behalf of our stockholders. FSP Property Management currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management requires us to pay FSP Property Management a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2006 and 2005 and for the period ended December 31, 2004, management fees paid were $110,000, $117,000 and $21,000, respectively.

      Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street was not and is not currently entitled to share in our earnings or any related dividend.

      The following is a summary of related party transactions that occurred with FSP during the years ended December 31, 2006 and 2005 and the period ended December 31, 2004, respectively.

      o We paid no acquisition fees to FSP in 2006 because the final closing of the sale of shares of Preferred Stock occurred in 2005. We paid acquisition fees of $430,000 and $0, and other offering costs of $127,000 and $110,000 to FSP in 2005 and 2004, respectively. Such fees were included in the cost of the real estate. We also paid organizational costs of $2,000 and $17,000 to FSP in 2005 and 2004, respectively, which were expensed when incurred.
      o We paid no syndication fees to FSP in 2006 because the placement of Preferred Stock was completed in 2005. We paid syndication fees $6,110,000 and $944,000 for the year ended December 31, 2005 and the period ended December 31, 2004, respectively, for services related to syndication of our Preferred Stock, which were for FSP's efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them.

      o We paid no interest payments to FSP in 2006 because the loan with FSP was repaid in 2005. During 2004, we borrowed and have subsequently repaid a note payable to FSP with an original principal amount of $68,500,000 and interest equal to the rate paid by FSP on its line of credit. The proceeds of the loan were used to acquire the Property. During 2004, we repaid $9,061,000 of the principal and the remainder was repaid during 2005 with a final payment of $2,659,092 on the loan being made on August 8, 2005. Interest paid to FSP was $1,190,000 and $375,000 in 2005 and 2004, respectively. The average interest rate during the time the loan was outstanding was 5.59% per annum.
      o We paid no commitment fees to FSP in 2006 because the loan with FSP was repaid in 2005. We paid commitment fees of $4,327,000 and $618,000 for the year ended December 31, 2005 and the period ended December 31, 2004, respectively, for obtaining the first mortgage loan on the Property. Such amounts are included in interest expense in the financial statements.
      o We paid no distributions to FSP in 2006 because subsequent to the final closing of the sale of shares of the Preferred Stock in August 2005, FSP was not and is not currently entitled to share in our earnings or any related dividend. We made distributions of $865,000 and $708,000 in 2005 and 2004, respectively, to FSP relating to our earnings prior to the completion of the offering of Preferred Stock.

   Rental Income Commitments

      Our commercial real estate operations consist of the leasing of the Property, subject to a single lease with a term longer than one year. The lease expires in 2009. Approximate future minimum rental income from this non-cancelable operating lease as of December 31, 2006 is:

                                               Amount
                            Year           (in thousands)
                            ----           --------------

                            2007                6,577
                            2008                6,577
                            2009                6,577
                                           --------------
                                             $ 19,731
                                           --------------

Contractual Obligations and Off Balance Sheet Arrangements

      The Company has no long-term contractual obligations nor is it a party to any off balance sheet arrangements. The Company is a party to a management agreement with an unaffiliated third party management company, Hines Interests Limited Partnership, to provide property management services, and is party to an asset management agreement with an affiliate, FSP Property Management LLC, to provide asset management and financial reporting services, both of which agreements may be terminated by either party without cause at any time, upon at least thirty (30) days written notice. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. Moreover, the Company does not have a proposed program for the renovation, improvement or development of the real property other than normal tenant improvements or replacements of equipment in the ordinary course of ongoing operations.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

      We were not a party to any derivative financial instruments at or during the fiscal year ended December 31, 2006.

Item 8.     Financial Statements and Supplementary Data

      The information required by this item is included elsewhere herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

            Not applicable.

Item 9A.    Controls and Procedures

      Not applicable.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

      Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

      No change in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

      Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

      Information regarding the executive officers and directors of the Company as of March 9, 2007 is set forth below:

      George J. Carter, age 58, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc. ("Boston Financial"). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a NASD General Securities Principal (Series 24) and holds a NASD Series 7 general securities license.

      Barbara J. Fournier, age 51, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Vice President, Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a NASD General Securities Principal (Series 24). She also holds other NASD supervisory licenses including Series 4 and Series 53, and a NASD Series 7 general securities license.

      William W. Gribbell, age 47, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a NASD Series 7 general securities license.

      R. Scott MacPhee, age 49, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a NASD Series 7 general securities license.

      Janet Prier Notopoulos, age 59, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and a Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

      Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal. Each of the above persons has been associated with us since our inception in 2004. Each of them is an employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, which is the sole owner of the Common Stock. Each of our officers serves in that capacity at the request of Franklin Street.

Sections 16(a) Beneficial Ownership Reporting Compliance

      Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2006 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

Corporate Governance

      Board Meetings and Attendance

      Our board of directors did not hold a meeting during the fiscal year ended December 31, 2006. Our board of directors acted on four occasions by unanimous written consent during the fiscal year ended December 31, 2006.

      Our board of directors does not have standing compensation, nominating and corporate governance or audit committees. Our officers are compensated by Franklin Street in connection with their employment by Franklin Street and serve as our executive officers at Franklin Street's request. Our directors are officers of Franklin Street and we do not consider it necessary to establish a nominating committee or a policy for reviewing nominees recommended by stockholders. We do not have a director who qualifies as an "audit committee financial expert" under the regulations of the SEC. We have not adopted a code of business conduct or code of ethics for our executive officers because all of our officers are officers of Franklin Street and are governed by Franklin Street's code of business conduct and ethics.

Item 11.    Executive Compensation

      Each of the executive officers of the Company is compensated by Franklin Street in connection with their employment by Franklin Street and serves as an executive officer of the Company at Franklin Street's request without compensation. Franklin Street is subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC). Franklin Street's common stock is traded on the American Stock Exchange under the symbol "FSP".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following tables set forth the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 9, 2007 by each holder who beneficially owns more than five percent of the Company's Common Stock or Preferred Stock, by each director, by each of the Company's executive officers and by all current directors and executive officers as a group. To the Company's knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company's Common Stock or Preferred Stock.

Common Stock                                                  Number of Shares       Percentage of
                                                                Beneficially          Outstanding
Name of Holder                                                     Owned             Common Stock
--------------------------------------------------------------------------------------------------

Franklin Street Properties Corp. (1)                                1                   100%

George J. Carter(2)                                                 --                    0%

Barbara J. Fournier(2)                                              --                    0%

R. Scott MacPhee(2)                                                 --                    0%

William W. Gribbell(2)                                              --                    0%

Janet P. Notopoulos(2)                                              --                    0%
                                                             ----------------        -----------
All Directors and Executive Officers as a Group
  (consisting of 5 persons)(2)                                      --                    0%
                                                             ================        ===========

Preferred Stock                                               Number of Shares        Percentage of
                                                                Beneficially           Outstanding
Name of Holder                                                     Owned             Preferred Stock
----------------------------------------------------------------------------------------------------

George J. Carter(2)                                                   --                    0%

Barbara J. Fournier(2)                                                --                    0%

R. Scott MacPhee(2)                                                   --                    0%

William W. Gribbell(2)(3)                                           0.25                0.029%

Janet P. Notopoulos(2)                                                --                    0%

Edward Darman Company Limited Partnership(4)                          60                 6.98%
                                                             ----------------        --------------
All Directors and Executive Officers as a Group
  (consisting of 5 persons)(3)                                      0.25                0.029%
                                                             ================        ==============

----------
(1) The address of Franklin Street Properties Corp. is 401 Edgewater Place, Suite 200, Wakefield, Massachusetts 01880-6210.

(2) Each of the Executive Officers is employed by FSP Investments LLC, a subsidiary of Franklin Street Properties Corp. Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.

(3)   The fractional share is held by Mr. Gribbell's spouse.

(4) Edward Darman is the President and Chief Executive Officer of Edward Darman Company Limited Partnership, or the Partnership, and, in such capacity, has sole voting and dispositive power over the shares of Preferred Stock held by the Partnership. The address of the Partnership is c/o Saxon Real Estate Partners, 200 Oak Point Drive, Middleboro, Massachusetts 02346-1325.

Equity Compensation Plan Information

      The Company does not have any equity compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director
            Independence

Certain Relationships and Related Transactions

      Messrs. Carter, MacPhee and Gribbell and Mses. Fournier and Notopoulos, each of whom is an executive officer of the Company, are executive officers of Franklin Street and, except for Messrs. MacPhee and Gribbell, are directors of Franklin Street. None of such persons received any remuneration from the Company for their services.

      We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage our company on behalf of our stockholders. FSP Property Management currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management requires us to pay FSP Property Management a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2006 and 2005 and for the period ended December 31, 2004, management fees paid were $110,000, $117,000 and $21,000, respectively.

      Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street was not and is not currently entitled to share in our earnings or any related dividend.

      The following is a summary of related party transactions that occurred with FSP during the years ended December 31, 2006 and 2005 and the period ended December 31, 2004, respectively.

      o We paid no acquisition fees to FSP in 2006 because the final closing of the sale of shares of Preferred Stock occurred in 2005. We paid acquisition fees of $430,000 and $0, and other offering costs of $127,000 and $110,000 to FSP in 2005 and 2004, respectively. Such fees were included in the cost of the real estate. We also paid organizational costs of $2,000 and $17,000 to FSP in 2005 and 2004, respectively, which were expensed when incurred.
      o We paid no syndication fees to FSP in 2006 because the placement of Preferred Stock was completed in 2005. We paid syndication fees $6,110,000 and $944,000 for the year ended December 31, 2005 and the period ended December 31, 2004, respectively, for services related to syndication of our Preferred Stock, which were for FSP's efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them.
      o We paid no interest payments to FSP in 2006 because the loan with FSP was repaid in 2005. During 2004, we borrowed and have subsequently repaid a note payable to FSP with an original principal amount of $68,500,000 and interest equal to the rate paid by FSP on its line of credit. The proceeds of the loan were used to acquire the Property. During 2004, we repaid $9,061,000 of the principal and the remainder was repaid during 2005 with a final payment of $2,659,092 on the loan being made on August 8, 2005. Interest paid to FSP was $1,190,000 and $375,000 in 2005 and 2004, respectively. The average interest rate during the time the loan was outstanding was 5.59% per annum.
      o We paid no commitment fees to FSP in 2006 because the loan with FSP was repaid in 2005. We paid commitment fees of $4,327,000 and $618,000 for the year ended December 31, 2005 and the period ended December 31, 2004, respectively, for obtaining the first mortgage loan on the Property. Such amounts are included in interest expense in the financial statements.
      o We paid no distributions to FSP in 2006 because subsequent to the final closing of the sale of shares of the Preferred Stock in August 2005, FSP was not and is not currently entitled to share in our earnings or any related dividend. We made distributions of $865,000 and $708,000 in 2005 and 2004, respectively, to FSP relating to our earnings prior to the completion of the offering of Preferred Stock.

Director Independence

      Our securities are not listed on a national securities exchange or in an inter-dealer quotation system. None of our directors qualifies as "independent" under the standards of the American Stock Exchange, where Franklin Street is listed. We have not adopted any policies or procedures for the review, approval and ratification of related-person transactions because all of our officers and directors are employees of Franklin Street and are governed by Franklin Street's related person transaction policy and because we are not a listed issuer whose related-person transactions would require such policies. As a Delaware corporation, we are subject to Section 144 of the Delaware General Corporation Law, which provides procedures for the approval of interested director transactions.

Item 14.    Principal Accounting Fees and Services

Independent Auditor Fees and Other Matters

      The following tables summarize the aggregate fees billed by the Company's independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

       Fee Category                         2006              2005
       ------------                       -------           -------

       Audit Fees (1)                     $61,000           $72,500
       Audit-Related Fees (2)
       Tax Fees (3)                         3,000             4,600
       All Other Fees (4)
                                          --------          --------
           Total Fees                     $64,000           $77,100
                                          ========          ========

      (1) Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

      (2) Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees".

      (3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $3,000 of the total tax fees incurred in 2006, and accounted for $4,500 of the total tax fees incurred in 2005.

      (4) The Company was not billed by its independent registered public accounting firm in 2006 or 2005 for any other fees.

Pre-Approval Policy and Procedures

      The Company has not adopted policies and procedures relating to the pre-approval of audit and non-audit services that are to be performed by the Company's independent registered public accounting firm.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

      (a)   Financial Statements

            1. Financial Statements: The Financial Statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

            2. Financial Statement Schedule: The Financial Statement Schedule listed on the accompanying Index to Financial Statements is filed as part of this Annual Report on Form 10-K.

            3. Exhibits: The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 9, 2007 by the undersigned, thereunto duly authorized.

                            FSP GALLERIA NORTH CORP.

                            By: /s/ George J. Carter
                                --------------------
                                George J. Carter
                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                         Date
---------                        -----                                         ----

/s/ George J. Carter             President and Director                        March 9, 2007
----------------------------     (Principal Executive Officer)
George J. Carter

/s/ Barbara J. Fournier          Vice President, Chief Operating Officer,      March 9, 2007
----------------------------     Treasurer, Secretary and Director
Barbara J. Fournier              (Principal Financial Officer and Principal
                                 Accounting Officer)

/s/ R. Scott MacPhee             Director, Executive Vice President            March 9, 2007
----------------------------
R. Scott MacPhee

/s/ William W. Gribbell          Director, Executive Vice President            March 9, 2007
----------------------------
William W. Gribbell

/s/ Janet P. Notopoulos          Director, Vice President                      March 9, 2007
----------------------------
Janet P. Notopoulos

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

    3.1 Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10, as amended, (File No. 000-51940)

    3.2 By-Laws, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10, as amended, (File No. 000-51940)

   10.1           Office Lease Agreement, incorporated herein by reference to
                  Exhibit 10.1 to the Registrant's Registration Statement on Form 10, as amended, (File No. 000-51940)

   10.2 First Amendment to Lease Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form 10, as amended, (File No. 000-51940)

   10.3 Second Amendment to Lease Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form 10, as amended, (File No. 000-51940)

   10.4 Third Amendment to Lease Agreement, incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form 10, as amended, (File No. 000-51940)

   10.5 Asset Management Agreement, incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form 10, as amended, (File No. 000-51940)

   21.1 Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form 10, as amended, (File No. 000-51940)

   23.1           Consent of Braver PC

   31.1 Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            FSP Galleria North Corp.
                          Index to Financial Statements

                                Table of Contents

                                                                            Page
                                                                            ----

Financial Statements

Report of Independent Registered Public Accounting Firm....................  F-2

Balance Sheets as of December 31, 2006 and 2005............................  F-3

Statements of Operations for the years ended December 31, 2006 and 2005, and for  the period September 21, 2004 (date of inception) to
      December 31, 2004....................................................  F-4

Statements of Changes in Stockholders' Equity for the period
      September 21, 2004 (date of inception) to December 31, 2004, and for the years ended December 31, 2005 and 2006...................  F-5

Statements of Cash Flows for the years ended December 31, 2006 and 2005, and for the period September 21, 2004 (date of inception) to
      December 31, 2004....................................................  F-6

Notes to Financial Statements..............................................  F-7


Financial Statement Schedule - Schedule III................................ F-15

                            [LETTERHEAD OF BRAVER PC]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders
FSP Galleria North Corp.
Wakefield, Massachusetts


We have audited the accompanying balance sheets of FSP Galleria North Corp. as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 and for the period from September 21, 2004 (date of inception) to December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FSP Galleria North Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the initial period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Braver PC
March 9, 2007

                            FSP Galleria North Corp.
                                 Balance Sheets

                                                                                   December 31,
                                                                             ----------------------
(in thousands, except share and par value amounts)                              2006        2005
===================================================================================================

Real estate investments, at cost:
     Land                                                                    $  5,535    $  5,535
     Buildings and improvements                                                58,461      58,461
---------------------------------------------------------------------------------------------------
                                                                               63,996      63,996

     Less accumulated depreciation                                              3,310       1,811
---------------------------------------------------------------------------------------------------

Real estate investments, net                                                   60,686      62,185

Acquired real estate lease, net of accumulated amortization
   of $1,521 and $833, respectively                                             2,093       2,781
Acquired favorable real estate lease, net of accumulated
   amortization of $656 and $359, respectively                                    901       1,198
Cash and cash equivalents                                                       8,770       8,787
Tenant rent receivable                                                            380         151
Step rent receivable                                                               95         127
Prepaid expenses and other assets                                                  37          22
---------------------------------------------------------------------------------------------------

          Total assets                                                       $ 72,962    $ 75,251
===================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                        $  2,778    $  2,492
---------------------------------------------------------------------------------------------------

     Total liabilities                                                          2,778       2,492
---------------------------------------------------------------------------------------------------

Commitments and Contingencies:                                                     --          --

Stockholders' Equity:
    Preferred Stock, $.01 par value, 860 shares authorized,
       860 issued and outstanding at December 31, 2006 and 2005,
       aggregate liquidation preference $86,000                                    --          --

    Common Stock, $.01 par value, 1 share
        authorized, issued and outstanding                                         --          --
    Additional paid-in capital                                                 78,956      78,956
    Distributions in excess of retained earnings (deficit)                     (8,772)     (6,197)
---------------------------------------------------------------------------------------------------

    Total Stockholders' Equity                                                 70,184      72,759
---------------------------------------------------------------------------------------------------

          Total Liabilities and Stockholders' Equity                         $ 72,962    $ 75,251
===================================================================================================

                 See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Operations

                                                                                            For the Period
                                                                 For the Year Ended       September 21, 2004
                                                                    December 31,        (date of inception) to
                                                                --------------------         December 31,
(in thousands, except shares and per share amounts)               2006        2005              2004
==============================================================================================================

Revenues:
     Rental                                                     $11,034    $ 10,671           $ 2,181
--------------------------------------------------------------------------------------------------------------

        Total revenue                                            11,034      10,671             2,181
--------------------------------------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                                    3,237       3,005               573
     Real estate taxes and insurance                              1,753       1,451               330
     Depreciation and amortization                                2,187       2,188               456
     Interest                                                        --       5,325             1,184
--------------------------------------------------------------------------------------------------------------

       Total expenses                                             7,177      11,969             2,543
--------------------------------------------------------------------------------------------------------------

Income (loss) before interest income                              3,857      (1,298)             (362)

Interest income                                                     354          80                 9
--------------------------------------------------------------------------------------------------------------

Net income (loss)                                                 4,211      (1,218)             (353)

Distributions paid to common stockholder                             --         865               708
--------------------------------------------------------------------------------------------------------------

 Net income (loss) attributable to preferred stockholders       $ 4,211    $ (2,083)          $(1,061)
==============================================================================================================

Weighted average number of preferred shares outstanding,
    basic and diluted                                            860.00      617.28            107.50
==============================================================================================================

Net income (loss) per preferred share, basic and diluted        $ 4,897    $ (3,374)          $(9,870)
==============================================================================================================

                 See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                  Statement of Changes in Stockholders' Equity
  For the Period September 21, 2004 (date of acquisition) to December 31, 2004 and for the Years Ended December 31, 2005 and 2006

                                                                                          Distributions
                                                                        Additional         in Excess of            Total
                                            Preferred      Common        Paid-in        Retained Earnings      Stockholders'
         (in thousands, except shares)        Stock         Stock        Capital            (Deficit)             Equity
============================================================================================================================

Issuance of common share                      $--            $--        $    10              $    --             $     10

Private offering of 107.5 shares, net          --             --          9,806                   --                9,806

Distributions - common stockholders            --             --             --                 (708)                (708)

Distributions - preferred stockholders         --             --             --                   (4)                  (4)

Net loss                                       --             --             --                 (353)                (353)
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                     --             --          9,816               (1,065)               8,751

Private offering of 752.5 shares, net          --             --         69,140                   --               69,140

Distributions - common stockholders            --             --             --                 (865)                (865)

Distributions - preferred stockholders         --             --             --               (3,049)              (3,049)

Net loss                                       --             --             --               (1,218)              (1,218)
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                     --             --         78,956               (6,197)              72,759

Distributions - preferred stockholders         --             --             --               (6,786)              (6,786)

Net income                                     --             --             --                4,211                4,211
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                    $--            $--        $78,956              $(8,772)            $ 70,184
============================================================================================================================

                 See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Cash Flows

                                                                                                                 For the Period
                                                                                                               September 21, 2004
                                                                          For the Year Ended December 31,    (date of inception) to
                                                                         --------------------------------         December 31,
                                                                              2006                2005                2004
====================================================================================================================================
Cash flows from operating activities:
     Net income (loss)                                                       $ 4,211         $ (1,218)            $   (353)
     Adjustments to reconcile net imcome (loss) to net cash provided by operating activities:
             Depreciation and amortization                                     2,187            2,188                  456
             Amortization of favorable real estate lease                         297              297                   62
         Changes in operating assets and liabilities:
             Tenant rent receivable                                             (229)            (119)                 (32)
             Step rent receivable                                                 32               32                 (159)
             Prepaid expenses and other assets                                   (15)              21                  (43)
             Accounts payable and accrued expenses                               286             (313)               2,805
------------------------------------------------------------------------------------------------------------------------------------

                  Net cash provided by operating activities                    6,769              888                2,736
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of real estate assets                                               --             (557)             (63,439)
     Purchase of acquired real estate leases                                      --               --               (3,614)
     Purchase of acquired favorable real estate leases                            --               --               (1,557)
------------------------------------------------------------------------------------------------------------------------------------

                  Net cash used for investing activities                          --             (557)             (68,610)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from sale of company stock                                          --           75,250               10,760
     Syndication costs                                                            --           (6,110)                (944)
     Distributions to stockholders                                            (6,786)          (3,918)                (708)
     Proceeds from long-term debt                                                 --               --               68,500
     Principal payments on long-term debt                                         --          (59,439)              (9,061)
------------------------------------------------------------------------------------------------------------------------------------

                 Net cash provided by (used for) financing activities         (6,786)           5,783               68,547
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             (17)           6,114                2,673
Cash and cash equivalents, beginning of period                                 8,787            2,673                   --
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                       $ 8,770         $  8,787             $  2,673
====================================================================================================================================

Supplemental disclosure of cash flow information:
Cash paid for:
     Interest                                                                $    --         $  5,517             $    993

Disclosure of non-cash investing activities:
     Accrued costs for purchase of real estate assests                       $    --         $     --             $    430

Disclosure of non-cash financing activities:
     Distributions declared but not paid                                     $    --         $     --             $      4

                 See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                          Notes to Financial Statements

1.    Organization

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

2.    Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying financial statements include all of the accounts of the Company. The results of operations from inception to December 31, 2004 are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.

ESTIMATES AND ASSUMPTIONS

The Company prepares its financial statements and related notes in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REAL ESTATE AND DEPRECIATION

Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation.

Costs related to property acquisition and improvements are capitalized. Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations. Funding for capital improvements typically is provided by cash set aside at the time the Property was purchased.

Routine replacements and ordinary maintenance and repairs that do not extend the life of the asset are expensed as incurred. Typical expense items include interior painting, landscaping and minor carpet replacements. Funding for repairs and maintenance items typically is provided by cash flows from operating activities.

Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:

         Category                           Years
         --------                           -----

         Building - Commercial                39
         Building Improvements              15-39
         Furniture & Equipment               5-7

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2006, 2005 and 2004, no such indicators of impairment were identified.

Depreciation expense of $1,499,000, $1,499,000 and $312,000 is included in Depreciation and Amortization in the Company's Statements of Operations for the years ended December 31, 2006 and 2005 and the period ended December 31, 2004, respectively.

                            FSP Galleria North Corp.
                          Notes to Financial Statements

2.    Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASE

The acquired real estate lease represents the estimated value of legal and leasing costs related to an acquired lease that was included in the purchase price when the Company acquired the Property. Under Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which was approved by the Financial Accounting Standards Board ("FASB") in June 2001, the Company is required to segregate these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining life of the related lease. Amortization expense of $688,000, $689,000 and $144,000 is included in Depreciation and Amortization in the Company's Statements of Operations for the years ended December 31, 2006 and 2005 and the period ended December 31, 2004, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $3,614,000 and are being amortized over the weighted-average period of five years in respect of the lease assumed. Detail of the acquired real estate lease is as follows:

                                                             December 31,
                                                      -------------------------
      (in thousands)                                    2006              2005
      --------------                                  -------           -------
      Cost                                            $ 3,614           $ 3,614
      Accumulated amortization                         (1,521)             (833)
                                                      -------           -------
      Book value                                      $ 2,093           $ 2,781
                                                      =======           =======

The estimated annual amortization expense for the four years succeeding December 31, 2006 is as follows:

      (in thousands)
      --------------
      2007                                        $689
      2008                                         689
      2009                                         714

ACQUIRED FAVORABLE REAL ESTATE LEASE

Acquired favorable real estate lease represents the value related to the lease when the lease payments due under a tenant's lease exceed the market rate of the lease at the date the Property was acquired. Under SFAS 141 the Company is required to report this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant's lease. Amortization of $297,000, $297,000 and $62,000 is shown as a reduction of rental income in the Company's Statements of Operations for the years ended December 31, 2006 and 2005 and the period ended December 31, 2004, respectively.

The acquired favorable real estate lease costs included in the purchase price of the property was $1,557,000 and is being amortized over a weighted-average period of five years in respect of the lease assumed. Detail of the acquired favorable real estate lease is as follows:

                                                             December 31,
                                                      -------------------------
      (in thousands)                                    2006              2005
      --------------                                  -------           -------

      Cost                                            $ 1,557           $ 1,557
      Accumulated amortization                           (656)             (359)
                                                      -------           -------
      Book value                                      $   901           $ 1,198
                                                      =======           =======

                            FSP Galleria North Corp.
                          Notes to Financial Statements

2.    Summary of Significant Accounting Policies (continued)

The estimated annual amortization expense for the four years succeeding December 31, 2006 is as follows:

      (in thousands)
      --------------
      2007                                        $297
      2008                                         297
      2009                                         307

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $4,705,000 and $4,815,000 at December 31, 2006 and 2005, respectively, in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

CONCENTRATION OF CREDIT RISKS

Cash, cash equivalents and short-term investments are financial instruments that potentially subject the Company to a concentration of credit risk. The Company maintains its cash balances and short-term investments principally in one bank which the Company believes to be creditworthy. The Company periodically assesses the financial condition of the bank and believes that the risk of loss is minimal. Cash balances held with various financial institutions frequently exceed the insurance limit of $100,000 provided by the Federal Deposit Insurance Corporation.

For the years ended December 31, 2006 and 2005 and the period December 31, 2004, rental income was derived from one tenant, Tenet Hospitals Limited, representing 100% of rental income. As such, future receipts are dependent upon the financial strength of the lessee and its ability to perform under the lease agreement.

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

The lease provides for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreement. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $95,000 and $127,000 at December 31, 2006 and 2005, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end. Management monitors outstanding balances and tenant relationships and concluded that any realization losses would be immaterial.

SYNDICATION FEES

       Syndication fees are selling commissions and other costs that were associated with the initial offering of shares of the Company's Preferred Stock. Such costs, in the amount of $7,054,000 are included as a reduction in Stockholders' Equity in the Company's Balance Sheets.

                            FSP Galleria North Corp.
                          Notes to Financial Statements

2.    Summary of Significant Accounting Policies (continued)

REVENUE RECOGNITION

The Company has retained substantially all of the risks and benefits of ownership of the Company's commercial property and accounts for its lease as an operating lease. Rental income from the lease, which may include rent concession (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenant. Reimbursable costs are included in rental income in the period earned. A schedule showing the components of rental revenue is shown below.

                                     Year Ended December 31,       Period Ended
                                    ------------------------       December 31,
(in thousands)                        2006             2005            2004
===============================================================================
Income from lease                   $ 6,596          $ 6,596         $1,249
Straight-line rent adjustment           (32)             (32)           159
Reimbursable expenses                 4,767            4,404            835
Amortization of favorable lease        (297)            (297)           (62)
-------------------------------------------------------------------------------

     Total                          $11,034          $10,671         $2,181
===============================================================================

INTEREST INCOME

Interest income is recognized when the earnings process is complete.

INCOME TAXES

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the stockholder level only. The Company must comply with a variety of restrictions to maintain its status as a REIT. These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company's taxable income that must be distributed annually.

NET INCOME PER SHARE

The Company follows SFAS No. 128 "Earnings per Share", which specifies the computation, presentation and disclosure requirements for the Company's net income per share. Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2006 and 2005. Subsequent to the completion of the offering of shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

3.    Note Payable

The Company had a note payable secured by the Property with an original principal balance of $68,500,000. The note payable was subsequently repaid from the proceeds of a series of closings of the sale of the Company's Preferred Stock between December 2004 and August 2005. The note payable had a term of two years, and was prepaid without penalty in full as of August 2005. The interest rate on the note payable was equal to the rate payable by Franklin Street Properties Corp. ("FSP") on borrowings under its line of credit with its bank. The weighted average interest rate during the time the loan was outstanding was 5.59%.

                            FSP Galleria North Corp.
                          Notes to Financial Statements

4.   Income Taxes

The Company files as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable income to stockholders and to meet certain asset and income tests as well as certain other requirements. The Company will generally not be liable for federal income taxes, provided it satisfies these requirements. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property. For the period ended December 31, 2004, the Company incurred a net operating loss for income tax purposes of approximately $317,000 that can be carried forward until it expires in the year 2024.

At December 31, 2006, the Company's net tax basis of its real estate assets was $71,099,000.

The following schedule reconciles net income (loss) to taxable income (loss) subject to dividend requirements, which are calculated annually:

                                                         Year Ended December 31,    Period Ended
                                                       --------------------------   December 31,
(in thousands)                                            2006            2005          2004
=================================================================================================

Net Income (loss)                                       $ 4,211         $(1,218)       $(353)

Add:  Book depreciation and amortization                  2,187           2,188          456
        Amortization of favorable real estate lease         297             297           62
        Deferred rent                                      (857)            876           --
        Organization costs                                   --               2           17
Less: Tax depreciation and amortization                  (1,631)         (1,637)        (340)
        Straight-line rents                                  32              32         (159)
-------------------------------------------------------------------------------------------------
Taxable income (loss)[1]                                $ 4,239         $   540        $(317)
=================================================================================================

      (1)   A tax loss is not subject to a dividend requirement.

The following schedule summarizes the tax components of the distributions paid, which are calculated annually, for the periods ended December 31:

(dollars in thousands)            2006                        2005                               2004
                        ----------------------  --------------------------------   -------------------------------
                         Preferred      %       Preferred    Common       %        Preferred    Common        %
                         ---------   -------    ---------   ---------   -------    ---------   ---------   -------
Ordinary income            $4,283        63%       $  456     $  129        15%     $   --      $   --          0%
Return of Capital           2,503        37%        2,597        736        85%         --         708        100%
                           ------    ------        ------     ------    ------      ------      ------     ------
Total                      $6,786       100%       $3,053     $  865       100%     $   --      $  708        100%
                           ======    ======        ======     ======    ======      ======      ======     ======

5.    Capital Stock

PREFERRED STOCK

Generally, each holder of shares of Preferred Stock is entitled to receive ratably all dividends, if any, declared by the Board of Directors out of funds legally available. The right to receive dividends is non-cumulative, and no right to dividends shall accrue by reason of the fact that no dividend has been declared in any prior year. Each holder of shares of Preferred Stock will be entitled to receive, to the extent that funds are available therefore, $100,000 per share of Preferred Stock, before any payment to the holder of Common Stock, out of distributions to stockholders upon liquidation, dissolution or the winding up of the Company; the balance of any such funds available for distribution will be distributed among the holders of shares of Preferred Stock and the holder of Common Stock, pro rata based on the number of shares held by each; provided, however, that for these purposes, one share of Common Stock will be deemed to equal one-tenth of a share of Preferred Stock.

In addition to certain rights to remove and replace directors, the holders a majority of the then outstanding shares of Preferred Stock shall have the further right to approve or disapprove a proposed sale of the Property, the merger of the Company with any other entity and amendments to the corporate charter. A vote of the holders of not less than 66.67% of then outstanding shares of Preferred Stock is required for the issuance of any additional shares of capital stock. Holders of shares of Preferred Stock have no redemption or conversion rights.

                            FSP Galleria North Corp.
                          Notes to Financial Statements

5.   Capital Stock (continued)

COMMON STOCK

FSP is the sole holder of the Company's Common Stock. FSP has the right to vote to elect the directors of the Company and to vote on all matters, subject to the voting rights of the Preferred Stock set forth above. Subsequent to the completion of the offering of the shares of Preferred Stock in August 2005, FSP, as the holder of Common Stock, was not entitled to share in any earnings nor any related dividend.

6.    Related Party Transactions

The following is a summary of related party transactions that occurred with FSP during the years ended December 31, 2006 and 2005 and the period ended December 31, 2004, respectively.

We have in the past engaged in and currently engage in transactions with a related party, FSP and its subsidiaries FSP Investments LLC and FSP Property Management LLC. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2006 and 2005 and for the period ended December 31, 2004, management fees paid were $110,000, $117,000 and $21,000, respectively.

The related party transactions described below are not expected to impact the Company's results of operations, financial position, or liquidity for fiscal year 2006 or for future periods.

The Company paid no acquisition fees to FSP in 2006 because the final closing of the sale of shares of Preferred Stock occurred in 2005. The Company paid acquisition fees of $430,000 and $0, and other offering costs of $127,000 and $110,000 to FSP in 2005 and 2004, respectively. Such fees were included in the cost of the real estate. The Company also paid organizational costs of $2,000 and $17,000 to FSP in 2005 and 2004, respectively, which were expensed when incurred.

The Company paid no syndication fees to FSP in 2006 because the placement of Preferred Stock was completed in 2005. The Company paid syndication fees $6,110,000 and $944,000 for the year ended December 31, 2005 and the period ended December 31, 2004, respectively, for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them.

The Company paid no interest payments to FSP in 2006 because the loan with FSP was repaid in 2005. During 2004, the Company borrowed and has subsequently repaid a note payable to FSP with an original principal amount of $68,500,000 and interest equal to the rate paid by FSP on its line of credit. The proceeds of the loan were used to acquire the Property. During 2004, the Company repaid $9,061,000 of the principal and the remainder was repaid during 2005 with a final payment of $2,659,092 on the loan being made on August 8, 2005. Interest paid to FSP was $1,190,000 and $375,000 in 2005 and 2004, respectively. The average interest rate during the time the loan was outstanding was 5.59%.

The Company paid no commitment fees to FSP in 2006 because the loan with FSP was repaid in 2005. The Company paid commitment fees of $4,327,000 and $618,000 for the year ended December 31, 2005 and the period ended December 31, 2004, respectively, for obtaining the first mortgage loan on the Property. Such amounts are included in interest expense in the financial statements.

The Company paid no distributions to FSP in 2006 because subsequent to the final closing of the sale of shares of the Preferred Stock in August 2005, FSP was not and is not currently entitled to share in earnings or any related dividend of the Company. The Company made distributions of $865,000 and $708,000 in 2005 and 2004, respectively, to FSP relating to earnings of the Company prior to the completion of the offering of Preferred Stock.

                            FSP Galleria North Corp.
                          Notes to Financial Statements

7.   Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under a non-cancelable operating lease as follows:

                                         Year Ending
       (in thousands)                     December 31,        Amount
                                        --------------       --------
                                             2007            $  6,577
                                             2008               6,577
                                             2009               6,577
                                                             --------
                                                             $ 19,731
                                                             ========

In addition, the lessee is liable for real estate taxes and certain operating expenses of the Property.

Upon acquiring the commercial rental property on October 14, 2004, the Company was assigned the lease agreement between the seller of the Property and the existing tenant.

8.    Segment Reporting

The Company operates in one industry segment - real estate ownership of commercial property. As of December 31, 2006 and 2005, the Company owned and operated a sixteen-story office building in that one segment.

9.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of accounts payable, accrued property tax, deferred rental income and other accrued expenses. A schedule showing these components is as follows:

                                                               December 31,
      (in thousands)                                        2006          2005
      ==========================================================================
      Accrued property tax                                 $1,671        $1,362
      Deferred rental income                                  915           876
      Accounts payable and other accrued expenses             192           254
      --------------------------------------------------------------------------
            Total                                          $2,778        $2,492
      ==========================================================================

10.   Subsequent Events

On January 19, 2007, the Board of Directors of the Company declared a cash distribution of $1,680,000 payable on February 20, 2007 to stockholders of record on January 31, 2007.

                            FSP Galleria North Corp.
                          Notes to Financial Statements

11.   Selected Unaudited Quarterly Information

(in thousands, except share and per share data)                          2006
                                                   ------------------------------------------------
                                                    First        Second         Third        Fourth
                                                   Quarter       Quarter       Quarter      Quarter
                                                   -------       -------       -------      -------
Revenue                                            $ 2,674       $ 2,651       $ 2,881      $ 2,828
Net income                                           1,077         1,069         1,052        1,013
Distributions to common shareholder                     --            --            --           --
Income to preferred shareholders                     1,077         1,069         1,052        1,013
Income per preferred share                           1,253         1,243         1,223        1,178
Weighted average preferred shares outstanding       860.00        860.00        860.00       860.00

                                                                         2005
                                                   ------------------------------------------------
                                                    First        Second         Third        Fourth
                                                   Quarter       Quarter       Quarter      Quarter
                                                   -------       -------       -------      -------
Revenue                                            $ 2,649       $ 2,589       $ 2,620      $ 2,813
Net (loss) income                                   (1,694)       (1,074)          409        1,141
Distributions to common shareholder                    509           273            83           --
Income (loss) to preferred shareholders             (2,203)       (1,347)          326        1,141
Income (loss) per preferred share                   (9,357)       (3,387)          609        1,848
Weighted average preferred shares outstanding       235.45        397.75        535.49       617.28

                                  SCHEDULE III

                            FSP Galleria North Corp.
                    Real Estate and Accumulated Depreciation
                                December 31, 2006

                                                                 Initial Cost
                                                       ----------------------------------
                                                                                Costs
                                                                Buildings    Capitalized
                                                              Improvements   (Disposals)
                                                                   and      Subsequent to
Description                         Encumbrances (1)   Land     Equipment    Acquisition
-----------                         ----------------   ----     ---------    -----------
                                                        (in thousands)
   Galleria North, Dallas, Texas                      $5,535     $58,334        $127

                                                            Historical Costs
                                      ------------------------------------------------------------

                                               Buildings                              Total Costs,
                                              Improvements                               Net of     Depreciable
                                                  and                   Accumulated   Accumulated       Life      Date of
Description                           Land     Equipment    Total (2)   Depreciation  Depreciation     Years     Acquisition
-----------                           ----     ---------    ---------   ------------  ------------     -----     -----------
                                                                    (in thousands)
   Galleria North, Dallas, Texas      $5,535    $58,461      $63,996       $3,310     $60,686            39         2004

(1)   There are no encumbrances on the above properties.
(2)   The aggregate cost for Federal Income Tax purposes is $71,099.

                            FSP Galleria North Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

                                                        December 31,
                                            ------------------------------------
(in thousands)                                2006          2005          2004
================================================================================

Real estate investments, at cost:
   Balance, beginning of period             $63,996       $63,869       $    --
      Acquisitions                               --           127        63,869
      Improvements                               --            --            --
      Dispositions                               --            --            --
--------------------------------------------------------------------------------

   Balance, end of period                   $63,996       $63,996       $63,869
================================================================================

Accumulated depreciation:
   Balance, beginning of period             $ 1,811       $   312       $    --
      Depreciation                            1,499         1,499           312
--------------------------------------------------------------------------------

   Balance, end of period                   $ 3,310       $ 1,811       $   312
================================================================================