Form 10-Q
period 2007-03-31
FSP GALLERIA NORTH CORP
filed 2007-05-09
CIK 1310157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

 (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2007.

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

      YES |_|                                   NO |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860 each as of May 9, 2007.

                            FSP Galleria North Corp.

                                    Form 10-Q

                                Quarterly Report
                                 March 31, 2007

                                Table of Contents

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 2007 and
                  December 31, 2006.......................................     2

                  Statements of Operations for the three months ended
                  March 31, 2007 and 2006.................................     3

                  Statements of Cash Flows for the three months ended
                  March 31, 2007 and 2006.................................     4

                  Notes to Financial Statements...........................   5-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  8-10

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.............................................    11

         Item 4.  Controls and Procedures.................................    11

         Item 4T. Controls and Procedures.................................    11

Part II. Other Information

         Item 1.  Legal Proceedings.......................................    12

         Item 1A. Risk Factors ........................................... 12-17

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds.........................................    18

         Item 3.  Defaults Upon Senior Securities.........................    18

         Item 4.  Submission of Matters to a Vote of Security Holders.....    18

         Item 5.  Other Information.......................................    18

         Item 6.  Exhibits................................................    18

Signatures ...............................................................    19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            FSP Galleria North Corp.
                                 Balance Sheets

                                                                          March 31,
                                                                             2007        December 31,
(in thousands, except shares and par value amounts)                      (Unaudited)        2006
=====================================================================================================

Assets:

Real estate investments, at cost:
     Land                                                                  $  5,535       $  5,535
     Buildings and improvements                                              58,461         58,461
-----------------------------------------------------------------------------------------------------
                                                                             63,996         63,996

     Less accumulated depreciation                                            3,685          3,310
-----------------------------------------------------------------------------------------------------

Real estate investments, net                                                 60,311         60,686

Acquired real estate leases, net of accumulated amortization
   of $1,693 and $1,521, respectively                                         1,921          2,093
Acquired favorable real estate leases, net of accumulated
   amortization of $730 and $656, respectively                                  827            901
Cash and cash equivalents                                                     6,912          8,770
Tenant rent receivable                                                          185            380
Step rent receivable                                                             87             95
Prepaid expenses and other assets                                               308             37
-----------------------------------------------------------------------------------------------------

      Total assets                                                         $ 70,551       $ 72,962
=====================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                      $  1,002       $  2,778
-----------------------------------------------------------------------------------------------------

      Total liabilities                                                       1,002          2,778
-----------------------------------------------------------------------------------------------------

Commitments and Contingencies:                                                   --             --

Stockholders' Equity:
   Preferred Stock, $.01 par value, 860 shares authorized, issued and outstanding at March 31, 2007 and December 31, 2006, aggregate
      liquidation preference $86,000                                             --             --

   Common Stock, $.01 par value, 1 share
      authorized, issued and outstanding                                         --             --
   Additional paid-in capital                                                78,956         78,956
   Distributions in excess of retained earnings (deficit)                    (9,407)        (8,772)
-----------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                              69,549         70,184
-----------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                            $ 70,551       $ 72,962
=====================================================================================================
                                                      See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                    For the
                                                              Three Months Ended
                                                                   March 31,
(in thousands, except shares and per share amounts)           2007        2006
================================================================================

Revenues:
     Rental                                                  $2,419      $2,674
--------------------------------------------------------------------------------

        Total revenue                                         2,419       2,674
--------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                                  796         755
     Real estate taxes and insurance                            110         366
     Depreciation and amortization                              547         547
--------------------------------------------------------------------------------

       Total expenses                                         1,453       1,668
--------------------------------------------------------------------------------

Net income before interest income                               966       1,006

Interest income                                                  79          71
--------------------------------------------------------------------------------

Net income attributable to preferred stockholders            $1,045      $1,077
================================================================================

Weighted average number of preferred shares outstanding,
     basic and diluted                                          860         860
================================================================================

Net income per preferred share, basic and diluted            $1,215      $1,252
================================================================================
                                 See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                 For the
                                                                            Three Months Ended
                                                                                March 31,
                                                                         ------------------------
(in thousands)                                                              2007          2006
=================================================================================================

Cash flows from operating activities:
   Net income                                                            $  1,045      $  1,077
   Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
          Depreciation and amortization                                       547           547
          Amortization of favorable real estate leases                         74            74
      Changes in operating assets and liabilities:
          Tenant rent receivable                                              195            79
          Step rent receivable                                                  8             8
          Prepaid expenses and other assets                                  (271)            4
          Accounts payable and accrued expenses                            (1,776)         (963)
-------------------------------------------------------------------------------------------------

               Net cash provided by (used for) operating activities          (178)          826
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Distributions to stockholders                                           (1,680)       (1,657)
-------------------------------------------------------------------------------------------------

               Net cash used for financing activities                      (1,680)       (1,657)
-------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                  (1,858)         (831)

Cash and cash equivalents, beginning of period                              8,770         8,787
-------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                 $  6,912      $  7,956
=================================================================================================
                                                  See accompanying notes to financial statements.

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

Basis of Presentation

The unaudited financial statements of the Company include all the accounts of the Company. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the "SEC").

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial position, operations or cash flow.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The guidance is effective for periods beginning after December 15, 2006. The adoption of this standard did not have a material impact on the Company's financial position, operations or cash flow.

                            FSP Galleria North Corp.
                          Notes to Financial Statements
                                   (Unaudited)

2.    Income Taxes

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

The Company's adoption of the provisions of FIN 48 effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company's effective tax rate was not affected by the adoption of FIN
48. The Company files income tax returns in the U.S. federal jurisdiction and State of Texas jurisdiction. The statute of limitations for the Company's income tax returns is generally three years and as such, the Company's returns that remain subject to examination would be primarily from 2004 and thereafter.

 3.   Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. ("Franklin Street") and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2007 and 2006, management fees paid were $30,000 and $27,000, respectively.

Franklin Street is the sole holder of the Company's one share of common stock, $.01 par value per share (the "Common Stock"), that is issued and outstanding. Between December 2004 and August 2005, FSP Investments LLC (member, NASD and
SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 860 shares of preferred stock, $.01 par value per share (the "Preferred Stock") in the Company. FSP Investments LLC sold the Preferred Stock in a private placement offering to "accredited investors" within the meaning of Regulation D under the Securities Act of 1933. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street was not and is not currently entitled to share in earnings or any related dividend of the Company.

4.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2007 and 2006.

5.    Segment Reporting

The Company operates in one industry segment - real estate ownership of commercial property. As of March 31, 2007 and 2006, the Company owned and operated the Property.

                            FSP Galleria North Corp.
                          Notes to Financial Statements
                                   (Unaudited)

6.    Cash Distributions

The Company's declared and paid cash distributions were as follows:

                                          Distributions                Total
      Quarter Paid                          Per Share              Distributions
      ------------                          ---------              -------------

First quarter of 2007                       $ 1,954.00              $ 1,680,000

First quarter of 2006                       $ 1,926.00              $ 1,657,000

7.    Subsequent Event

The Company declared a cash distribution of $1,965 per preferred share on April 20, 2007 to the holders of record of the Company's Preferred Stock on April 30, 2007, payable on May 21, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the market where we own the Property, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below under the caption, Item 1A. "Risk Factors". Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

We own and operate a sixteen-story Class A suburban office tower located in Dallas, Texas containing approximately 379,518 square feet of rentable space located on approximately 4.8 acres of land. The Property is 100% leased to its single tenant, Tenet Hospitals Limited ("Tenet Hospitals"), whose lease expires on December 31, 2009. The lease grants the tenant the option to extend the lease for two consecutive five-year terms with at least 24 month's prior written notice.

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

Trends and Uncertainties

In the fourth quarter of 2006, Tenet Hospitals informed us that it had hired a broker for assistance in evaluating its alternatives for future space requirements, which may include downsizing or leaving the Property. Because Tenet Hospitals is not required to give us notice of its intention to exercise its first option to extend the term of the lease until December 31, 2007, at this time we are not able to predict what Tenet Hospitals' space requirements will be nor are we able to predict whether rents will be above or below the current expiring rents at the expiration of the lease.

Management cannot predict what changes may occur in the healthcare industry or the tenant specifically and what effect, if any, they will have on the Property. Bankruptcy or a material adverse change in the financial condition of the tenant would likely cause a material adverse affect. Following termination of the existing lease, we may only be able to release the space at a rate that is significantly lower than the current rate, possibly resulting in decreased cash flows.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

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

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006.

      Revenue

         Total revenue decreased $0.3 million to $2.4 million for the three months ended March 31, 2007, as compared to $2.7 million for the three months ended March 31, 2006. This decrease was primarily due to a decrease in recovery of expenses of $0.3 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

      Expenses

         Total expenses decreased approximately $0.3 million to $1.4 million for the three months ended March 31, 2007 as compared to $1.7 million for the three months ended March 31, 2006. This decrease was predominately attributable to a $0.3 million decrease in real estate taxes resulting from our successful petition for a reduced 2006 property tax assessment.

Liquidity and Capital Resources

Cash and cash equivalents were $6.9 million at March 31, 2007 and $8.8 million at December 31, 2006. This $1.9 million decrease is attributable to $0.2 million used for operating activities and $1.7 million used for financing activities. Cash provided by net income plus depreciation and amortization and straight-line rent was $6,000 less than distributions paid for the three months ended March 31, 2007. We anticipate net income plus depreciation and amortization will be reasonably close to or exceed distributions in the future.

Management believes that the existing cash and cash equivalents as of March 31, 2007 of $6.9 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash used for operating activities of $0.2 million is primarily attributable to net income of approximately $1.0 million plus the add-back of $0.6 million of depreciation and amortization and was partially offset by decreases in accounts payable and accrued expenses of approximately $1.8 million.

      Financing Activities

      Cash used for financing activities of $1.7 million was attributable to distributions to stockholders.

      Sources and Uses of Funds

      Our principal demands on liquidity are cash for operations and dividends paid to equity holders. As of March 31, 2007, we had approximately $1.0 million in accrued liabilities and no long-term debt. In the near term, liquidity is generated by cash from operations.

      Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Related Party Transactions

      We have in the past engaged in and currently engage in transactions with FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. Our asset management agreement with FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2007 and 2006, management fees paid were $30,000 and $27,000, respectively.

      Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street was not and is not currently entitled to share in our earnings or any related dividend.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We were not a party to any derivative financial instruments at or during the three months ended March 31, 2007.

We had no outstanding loans at or during the three months ended March 31, 2007 and therefore are not subject to interest rate sensitivity.

Item 4. Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors.

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. The following risk factors contain no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

            In its filings with the SEC, Tenet Healthcare Corporation reported that, among other risks facing companies in the health care industry, it faces risks associated with being a highly leveraged company, including the risk of default for failing to comply with the covenants in its debt instruments. During the past several years, Tenet Healthcare Corporation and its subsidiaries have also been subject to a number of claims and lawsuits, including an SEC investigation and a federal securities class action lawsuit. The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on the business, financial position, results of operations or cash flows of Tenet Healthcare Corporation and its subsidiaries. In addition, Tenet Healthcare Corporation reported a net loss on a continuing operations basis of $1.85 per share for the year ended December 31, 2006 and net income on a continuing operations basis of $0.20 per share for the three months ended March 31, 2007. Additional information about Tenet Healthcare Corporation, including the risks and uncertainties that it believes may affect its financial condition, is available in its SEC filings.

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

            If a tenant or tenants fail to continue in occupancy, possible renovation of the Property could require large expenditures of money by us in order to make the vacated space suitable for other tenants. In such case, all or a portion of the Property may need to be renovated or reconfigured to attract a new tenant or tenants. We have operating/capital reserves of approximately $4,705,000 as of March 31, 2007, in anticipation of future capital needs of the Property. If a lease expires and new tenants occupy the Property, some tenant improvement work would likely be required. Although we have established operating/capital reserves in anticipation of such expenses, it is possible that we may not have sufficient funds to pay such costs and there is no guarantee that an institutional lender would be willing to advance such funds to us.

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

      o     changes in tax, real estate and zoning laws; and

      o the impact of obligations and restrictions contained in title-related documents.

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

      o the current environmental conditions of our Property will not be affected by the condition of properties in the vicinity of such Property (such as the presence of leaking underground storage tanks) or by third parties unrelated to us;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FSP GALLERIA NORTH CORP.


     Date                    Signature                   Title




Date:  May 9, 2007     /s/ George J. Carter        President
                       --------------------        (Principal Executive Officer)
                       George J. Carter


Date:  May 9, 2007     /s/ Barbara J. Fournier     Chief Operating Officer
                       -----------------------     (Principal Financial Officer)
                       Barbara J. Fournier

                                  EXHIBIT INDEX


Exhibit No.             Description
-----------             -----------

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