Form 10-Q
period 2007-06-30
FSP GALLERIA NORTH CORP
filed 2007-08-10
CIK 1310157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2007.

                                    OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________.

                        Commission File Number: 000-51940


                            FSP Galleria North Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               20-1641289
   -------------------------------                 -------------
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)

                         401 Edgewater Place, Suite 200
                            Wakefield, MA 01880-6210
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (781) 557-1300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                                           YES |_|        NO |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860 each as of August 10, 2007.

                            FSP Galleria North Corp.

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2007

                                Table of Contents

                                                                            Page
                                                                            ----
Part I.  Financial Information

      Item 1.  Financial Statements

               Balance Sheets as of June 30, 2007 and December 31, 2006....    2

               Statements of Operations for the three and six months
               ended June 30, 2007 and 2006................................    3

               Statements of Cash Flows for the six months ended
               June 30, 2007 and 2006......................................    4

               Notes to Financial Statements...............................  5-7

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................... 8-10

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk..   11

      Item 4.  Controls and Procedures.....................................   11


Part II. Other Information

      Item 1.  Legal Proceedings...........................................   12

      Item 1A. Risk Factors ...............................................   12

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.   12

      Item 3.  Defaults Upon Senior Securities.............................   12

      Item 4.  Submission of Matters to a Vote of Security Holders.........   12

      Item 5.  Other Information...........................................   12

      Item 6.  Exhibits....................................................   12

Signatures.................................................................   13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FSP Galleria North Corp.
                                 Balance Sheets
                                   (Unaudited)


                                                                       June 30,       December 31,
(in thousands, except shares and par value amounts)                      2007             2006
==================================================================================================

Assets:

Real estate investments, at cost:
     Land                                                             $    5,535       $    5,535
     Buildings and improvements                                           58,461           58,461
--------------------------------------------------------------------------------------------------
                                                                          63,996           63,996

     Less accumulated depreciation                                         4,060            3,310
--------------------------------------------------------------------------------------------------

Real estate investments, net                                              59,936           60,686

Acquired real estate leases, net of accumulated
  amortization of $1,865 and $1,521, respectively                          1,749            2,093
Acquired favorable real estate leases, net of accumulated
  amortization of $804 and $656, respectively                                753              901
Cash and cash equivalents                                                  7,127            8,770
Tenant rent receivable                                                       189              380
Step rent receivable                                                          79               95
Prepaid expenses and other assets                                             60               37
--------------------------------------------------------------------------------------------------

     Total assets                                                     $   69,893       $   72,962
==================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                 $      927       $    2,778
--------------------------------------------------------------------------------------------------

     Total liabilities                                                       927            2,778
--------------------------------------------------------------------------------------------------

Commitments and Contingencies:                                                --               --

Stockholders' Equity:
     Preferred Stock, $.01 par value, 860 shares authorized,
       issued and outstanding at June 30, 2007 and
       December 31, 2006, aggregate liquidation preference $86,000            --               --

     Common Stock, $.01 par value, 1 share authorized,
       issued and outstanding                                                 --               --
     Additional paid-in capital                                           78,956           78,956
     Retained earnings and distributions in excess of earnings            (9,990)          (8,772)
--------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                           68,966           70,184
--------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                       $   69,893       $   72,962
==================================================================================================

                 See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                For the                   For the
                                                          Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
(in thousands, except shares and per share amounts)        2007         2006         2007         2006
=======================================================================================================

Revenues:
     Rental                                              $ 2,638      $ 2,651      $ 5,057      $ 5,324
-------------------------------------------------------------------------------------------------------

       Total revenue                                       2,638        2,651        5,057        5,324
-------------------------------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                               695          758        1,491        1,513
     Real estate taxes and insurance                         372          364          482          730
     Depreciation and amortization                           547          547        1,094        1,094
-------------------------------------------------------------------------------------------------------

       Total expenses                                      1,614        1,669        3,067        3,337
-------------------------------------------------------------------------------------------------------

Net income before interest income                          1,024          982        1,990        1,987

Interest income                                               84           87          163          158
-------------------------------------------------------------------------------------------------------

Net income attributable to preferred stockholders        $ 1,108      $ 1,069      $ 2,153      $ 2,145
=======================================================================================================

Weighted average number of preferred shares
  outstanding, basic and diluted                          860.00       860.00       860.00       860.00
=======================================================================================================

Net income per preferred share, basic and diluted        $ 1,288      $ 1,243      $ 2,503      $ 2,494
=======================================================================================================

                 See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                  For the
                                                              Six Months Ended
                                                                  June 30,
                                                          ----------------------
(in thousands)                                                2007        2006
================================================================================

Cash flows from operating activities:
     Net income                                            $  2,153    $  2,145
     Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization                      1,094       1,094
           Amortization of favorable real estate leases         148         148
       Changes in operating assets and liabilities:
           Tenant rent receivable                               191         107
           Step rent receivable                                  16          16
           Prepaid expenses and other assets                    (23)        (20)
           Accounts payable and accrued expenses             (1,851)       (721)
--------------------------------------------------------------------------------

              Net cash provided by operating activities       1,728       2,769
--------------------------------------------------------------------------------

Cash flows from financing activities:
     Distributions to stockholders                           (3,371)     (3,364)
--------------------------------------------------------------------------------

              Net cash used for financing activities         (3,371)     (3,364)
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                    (1,643)       (595)

Cash and cash equivalents, beginning of period                8,770       8,787
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                   $  7,127    $  8,192
================================================================================

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

Recent Accounting Pronouncements

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

3. Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. ("Franklin Street") and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2007 and 2006, management fees paid were $50,000 and $56,000, respectively.

Franklin Street is the sole holder of the Company's one share of common stock, $.01 par value per share (the "Common Stock"), that is issued and outstanding. Between December 2004 and August 2005, FSP Investments LLC (member, FINRA and
SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 860 shares of preferred stock, $.01 par value per share (the "Preferred Stock") in the Company. FSP Investments LLC sold the Preferred Stock in a private placement offering to "accredited investors" within the meaning of Regulation D under the Securities Act of 1933. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street was not and is not currently entitled to share in earnings or any related dividend of the Company.

4. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2007 and 2006.

5. Segment Reporting

The Company operates in one industry segment - real estate ownership of commercial property. As of June 30, 2007 and 2006, the Company owned and operated the Property.

                            FSP Galleria North Corp.
                          Notes to Financial Statements
                                   (Unaudited)

6. Cash Distributions

The Company's declared and paid cash distributions were as follows:

                                  Distributions        Total
             Quarter Paid           Per Share      Distributions
         -----------------------  -------------    -------------

         First quarter of 2006       $1,926         $1,656,000

         Second quarter of 2006      $1,986         $1,708,000

         First quarter of 2007       $1,954         $1,680,000

         Second quarter of 2007      $1,965         $1,691,000

7. Subsequent Event

The Company declared a cash distribution of $1,943 per preferred share on July 20, 2007 to the holders of record of the Company's Preferred Stock on July 31, 2007, payable on August 20, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the market where we own the Property, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below in Part II under the caption, Item 1A. "Risk Factors". Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

We operate in one business segment, which is real estate operations, and own a single property. Our real estate operations involve real estate rental operations, leasing services and property management services. The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Dallas, Texas, and finally, the relevant submarket where the Property is located. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on national or local market conditions.

It is difficult for management to predict what will happen to occupancy or rents after the expiration of our lease with Tenet Hospitals in 2009 because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the economy, such as job growth, interest rates, and corporate earnings, which in turn are tied to larger macroeconomic and political factors, such as volatility in energy pricing and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market and leased to one tenant in the healthcare industry, these macroeconomic trends may have a different effect on the Property and on its tenant.

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

Results of Operations

The Property is currently 100% leased to one tenant pursuant to a lease that was in place prior to the acquisition of the Property and expires on December 31, 2009. However, provided that the landlord and the tenant agree to lease terms, which is not assured, the lease may be extended beyond its current December 31, 2009 expiration for two consecutive renewal terms of five years each with at least 24 months' prior written notice. Base rents during both option periods will be at an amount equal to the then current fair market rental value, but in no event less than the rental rate then being paid by the tenant.

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006.

   Revenue

      Total revenue decreased $13,000 for the three months ended June 30, 2007, as compared to the same period in 2006. The decrease was primarily due to a decrease in recovery of expenses. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

   Expenses

      Total expenses decreased approximately $55,000 for the three months ended June 30, 2007. This decrease was primarily attributable to a decrease in rental operating expenses.

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006.

   Revenue

      Total revenue decreased $267,000 for the six months ended June 30, 2007. The decrease was primarily due to a decrease in recovery of expenses. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

   Expenses

      Total expenses decreased approximately $270,000 for the six months ended June 30, 2007. The decrease was predominately attributable to a decrease in real estate taxes resulting from our successful petition for a reduced 2006 property tax assessment.

Liquidity and Capital Resources

      Cash and cash equivalents were $7.1 million at June 30, 2007 and $8.8 million at December 31, 2006. The $1.7 million decrease for the six months ended June 30, 2007 is attributable to approximately $1.7 million provided by operating activities, which was offset by $3.4 million used for financing activities.

      For the six months ended June 30, 2007 our cash provided by operating activities was $1.6 million lower than distributions paid and the difference was funded by cash balances. We cannot predict if distributions will exceed cash provided by operating activities in the future; however, management believes that the existing cash and cash equivalents as of June 30, 2007 of $7.1 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by operating activities of $1.7 million is primarily attributable to net income of approximately $2.2 million plus the add-back of $1.2 million of depreciation and amortization and a decrease in tenant rent receivable of approximately $0.2 million, which was partially offset by a $1.9 million decrease in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses was primarily a result of real estate tax payments.

      Financing Activities

      Cash used for financing activities of $3.4 million was attributable to distributions to stockholders.

      Sources and Uses of Funds

      Our principal demands on liquidity are cash for operations and dividends paid to equity holders. As of June 30, 2007, we had approximately $0.9 million in accrued liabilities and no long-term debt. In the near term, liquidity is generated by cash from operations.

      Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Related Party Transactions

      We have in the past engaged in and currently engage in transactions with FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. Our asset management agreement with FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2007 and 2006, management fees paid were $50,000 and $56,000, respectively.

      Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street was not and is not currently entitled to share in our earnings or any related dividend.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We were not a party to any derivative financial instruments at or during the six months ended June 30, 2007.

We had no outstanding loans at or during the six months ended June 30, 2007 and therefore are not subject to interest rate sensitivity.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

                                          FSP Galleria North Corp.

       Date                    Signature                    Title


Date: August 10, 2007    /s/ George J. Carter      President
                         --------------------      (Principal Executive Officer)
                         George J. Carter


Date: August 10, 2007    /s/ Barbara J. Fournier   Chief Operating Officer
                         -----------------------   (Principal Financial Officer)
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