Form 10-Q
period 2007-09-30
FSP GALLERIA NORTH CORP
filed 2007-11-09
CIK 1310157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2007.

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to __________.

                        Commission File Number: 000-51940

                            FSP Galleria North Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   20-1641289
   -------------------------------                    ----------------
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

      YES |_|                                      NO |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860 each as of November 9, 2007.

                            FSP Galleria North Corp.

                                    Form 10-Q

                                Quarterly Report
                               September 30, 2007

                                Table of Contents
                                                                            Page
Part I.  Financial Information

         Item 1. Financial Statements

                 Balance Sheets as of September 30, 2007 and
                 December 31, 2006..........................................   2

                 Statements of Operations for the three and nine months
                 ended September 30, 2007 and 2006..........................   3

                 Statements of Cash Flows for the nine months ended
                 September 30, 2007 and 2006................................   4

                 Notes to Financial Statements.............................  5-7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................... 8-10

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk...............................................   11

         Item 4. Controls and Procedures...................................   11

Part II. Other Information

         Item 1. Legal Proceedings.........................................   12

         Item 1A. Risk Factors.............................................   12

         Item 2. Unregistered Sales of Equity Securities and Use of
                 Proceeds..................................................   12

         Item 3. Defaults Upon Senior Securities...........................   12

         Item 4. Submission of Matters to a Vote of Security Holders.......   12

         Item 5. Other Information.........................................   12

         Item 6. Exhibits..................................................   12

Signatures.................................................................   13

                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

                            FSP Galleria North Corp.
                                 Balance Sheets
                                   (Unaudited)

                                                                             September 30,       December 31,
(in thousands, except shares and par value amounts)                              2007               2006
==============================================================================================================

Assets:

Real estate investments, at cost:
     Land                                                                    $      5,535        $      5,535
     Buildings and improvements                                                    58,461              58,461
--------------------------------------------------------------------------------------------------------------
                                                                                   63,996              63,996

     Less accumulated depreciation                                                  4,435               3,310
--------------------------------------------------------------------------------------------------------------

Real estate investments, net                                                       59,561              60,686

Acquired real estate leases, net of accumulated amortization
      of $2,037 and $1,521, respectively                                            1,577               2,093
Acquired favorable real estate leases, net of accumulated
      amortization of $878 and $656, respectively                                     679                 901
Cash and cash equivalents                                                           7,528               8,770
Tenant rent receivable                                                                337                 380
Step rent receivable                                                                   71                  95
Prepaid expenses and other assets                                                      56                  37
--------------------------------------------------------------------------------------------------------------

      Total assets                                                           $     69,809        $     72,962
==============================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                        $      1,428        $      2,778
--------------------------------------------------------------------------------------------------------------

     Total liabilities                                                              1,428               2,778
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies:                                                         --                  --

Stockholders' Equity:
     Preferred Stock, $.01 par value, 860 shares authorized, issued and outstanding at September 30, 2007 and December 31, 2006,
       aggregate liquidation preference $86,000                                        --                  --

     Common Stock, $.01 par value, 1 share authorized,
        issued and outstanding                                                         --                  --
     Additional paid-in capital                                                    78,956              78,956
     Retained earnings and distributions in excess of earnings                    (10,575)             (8,772)
--------------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                                    68,381              70,184
--------------------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                              $     69,809        $     72,962
==============================================================================================================
                                                               See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                          For the                      For the
                                                                     Three Months Ended            Nine Months Ended
                                                                       September 30,                 September 30,
(in thousands, except shares and per share amounts)                 2007           2006           2007           2006
======================================================================================================================

Revenues:
     Rental                                                        $2,826         $2,881         $7,883         $8,205
----------------------------------------------------------------------------------------------------------------------

       Total revenue                                                2,826          2,881          7,883          8,205
----------------------------------------------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                                        716            849          2,207          2,362
     Real estate taxes and insurance                                  569            529          1,051          1,259
     Depreciation and amortization                                    547            547          1,641          1,641
----------------------------------------------------------------------------------------------------------------------

       Total expenses                                               1,832          1,925          4,899          5,262
----------------------------------------------------------------------------------------------------------------------

Net income before interest income                                     994            956          2,984          2,943

Interest income                                                        91             96            254            254
----------------------------------------------------------------------------------------------------------------------

Net income attributable to preferred stockholders                  $1,085         $1,052         $3,238         $3,197
======================================================================================================================

Weighted average number of preferred shares outstanding,
     basic and diluted                                                860            860            860            860
======================================================================================================================

Net income per preferred share, basic and diluted                  $1,262         $1,223         $3,765         $3,717
======================================================================================================================
                                                                       See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                 For the
                                                                            Nine Months Ended
                                                                              September 30,
                                                                      -----------------------------
(in thousands)                                                          2007                 2006
===================================================================================================

Cash flows from operating activities:
     Net income                                                       $ 3,238              $ 3,197
     Adjustments to reconcile net income to net cash
             provided by operating activities:
                     Depreciation and amortization                      1,641                1,641
                     Amortization of favorable real estate leases         222                  223
              Changes in operating assets and liabilities:
                     Tenant rent receivable                                43                  (88)
                     Step rent receivable                                  24                   24
                     Prepaid expenses and other assets                    (19)                   3
                     Accounts payable and accrued expenses             (1,350)                (190)
---------------------------------------------------------------------------------------------------

                       Net cash provided by operating activities        3,799                4,810
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Distributions to stockholders                                     (5,041)              (5,066)
---------------------------------------------------------------------------------------------------

                       Net cash used for financing activities          (5,041)              (5,066)
---------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                              (1,242)                (256)

Cash and cash equivalents, beginning of period                          8,770                8,787
---------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                              $ 7,528              $ 8,531
===================================================================================================
                                                    See accompanying notes to financial statements.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

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

3.    Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. ("Franklin Street") and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2007 and 2006, management fees paid were $85,000 and $81,000, respectively.

Franklin Street is the sole holder of the Company's one share of common stock, $.01 par value per share (the "Common Stock"), that is issued and outstanding. Between December 2004 and August 2005, FSP Investments LLC (member, FINRA and
SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 860 shares of preferred stock, $.01 par value per share (the "Preferred Stock") in the Company. FSP Investments LLC sold the Preferred Stock in a private placement offering to "accredited investors" within the meaning of Regulation D under the Securities Act of 1933. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any related dividend of the Company.

4.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2007 and 2006.

5.    Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. As of September 30, 2007 and 2006, the Company owned and operated the Property.

                            FSP Galleria North Corp.
                          Notes to Financial Statements
                                   (Unaudited)

6.    Cash Distributions

The Company's declared and paid cash distributions were as follows:

                                          Distributions          Total
               Quarter Paid                 Per Share        Distributions
      ------------------------------      -------------      -------------

      First quarter of 2006                   $1,926          $1,656,000

      Second quarter of 2006                  $1,986          $1,708,000

      Third quarter of 2006                   $1,979          $1,702,000

      First quarter of 2007                   $1,954          $1,680,000

      Second quarter of 2007                  $1,965          $1,691,000

      Third quarter of 2007                   $1,943          $1,670,000

7.    Subsequent Event

The Company declared a cash distribution of $1,942 per preferred share on October 19, 2007 to the holders of record of the Company's Preferred Stock on October 31, 2007, payable on November 20, 2007.

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

Management cannot predict what changes may occur in the healthcare industry or the tenant specifically and what effect, if any, they will have on the Property. Bankruptcy or a material adverse change in the financial condition of the tenant would likely cause a material adverse affect. Following termination of the existing lease, we may only be able to lease the space at a rate that is significantly lower than the current rate, possibly resulting in decreased cash flows.

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

Results of Operations

The Property is currently 100% leased to one tenant pursuant to a lease that was in place prior to the acquisition of the Property and that expires on December 31, 2009. However, provided that the landlord and the tenant agree to lease terms, which is not assured, the lease may be extended beyond its current December 31, 2009 expiration for two consecutive renewal terms of five years each with at least 24 months' prior written notice. Base rents during both option periods will be at an amount equal to the then current fair market rental value, but in no event less than the rental rate then being paid by the tenant.

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006.

      Revenue

      Total revenue decreased $55,000 for the three months ended September 30, 2007, as compared to the same period in 2006. The decrease was primarily due to a decrease in recovery of expenses. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

      Expenses

      Total expenses decreased approximately $93,000 for the three months ended September 30, 2007 as compared to the same period in 2006. This decrease was primarily attributable to a decrease in maintenance and repairs between the periods.

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

      Revenue

      Total revenue decreased $322,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. The decrease was primarily due to a decrease in recovery of expenses. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

      Expenses

      Total expenses decreased approximately $363,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. The decrease was primarily attributable to a decrease in real estate taxes resulting from our successful petition for a reduced 2006 property tax assessment and a decrease in rental operating expenses.

Liquidity and Capital Resources

      Cash and cash equivalents were $7.5 million at September 30, 2007 and $8.8 million at December 31, 2006. The $1.3 million decrease for the nine months ended September 30, 2007 is attributable to approximately $3.8 million provided by operating activities, which was offset by $5.1 million used for financing activities.

      For the nine months ended September 30, 2007 our cash provided by operating activities was $1.3 million lower than distributions paid and the difference was funded by cash balances. We cannot predict if distributions will exceed cash provided by operating activities in the future; however, management believes that the existing cash and cash equivalents as of September 30, 2007 of $7.5 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by operating activities of $3.8 million is primarily attributable to net income of approximately $3.2 million plus the add-back of $1.9 million of depreciation and amortization, which was partially offset by a $1.3 million decrease in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses was primarily a result the timing of real estate tax payments compared to the accrual of the related expenses.

      Financing Activities

      Cash used for financing activities of $5.1 million was attributable to distributions to stockholders.

      Sources and Uses of Funds

      Our principal demands on liquidity are cash for operations and dividends paid to equity holders. As of September 30, 2007, we had approximately $1.5 million in accrued liabilities and no long-term debt. In the near term, liquidity is generated by cash from operations.

      Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Related Party Transactions

      We have in the past engaged in and currently engage in transactions with FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. Our asset management agreement with FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2007 and 2006, management fees paid were $85,000 and $81,000, respectively.

      Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in our earnings or any related dividend.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We were not a party to any derivative financial instruments at or during the nine months ended September 30, 2007.

We had no outstanding loans at or during the nine months ended September 30, 2007 and therefore are not subject to interest rate sensitivity.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2006, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Trends and Uncertainties in Part I, "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations"). In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

                                        FSP GALLERIA NORTH CORP.


        Date                  Signature                Title


Date: November 9, 2007   /s/ George J. Carter      President
                         -----------------------   (Principal Executive Officer)
                         George J. Carter


Date: November 9, 2007   /s/ Barbara J. Fournier   Chief Operating Officer
                         -----------------------   (Principal Financial Officer)
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