Form 10-K
period 2007-12-31
FSP GALLERIA NORTH CORP
filed 2008-03-07
CIK 1310157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2007

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

                          Commission File No. 000-51940

                            FSP Galleria North Corp.
             (Exact name of registrant as specified in its charter)

             Delaware                                            20-1641289
   -------------------------------                            ----------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

   401 Edgewater Place, Suite 200,
      Wakefield, Massachusetts                                   01880-6210
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (781) 557-1300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Preferred Stock, $.01 par value per share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer |_|                  Accelerated filer |_|

      Non-accelerated filer
      (Do not check if a smaller                   Smaller reporting company |X|
      reporting company)      |_|

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).                                       Yes |_| No  |X|.

      As of June 30, 2007 the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

      The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 860, each as of March 3, 2008.

                   Documents incorporated by reference: None.

                                TABLE OF CONTENTS

PART I.........................................................................1
  Item 1.     Business.........................................................1
  Item 1A.    Risk Factors.....................................................3
  Item 1B.    Unresolved Staff Comments........................................4
  Item 2.     Properties.......................................................4
  Item 3.     Legal Proceedings................................................5
  Item 4.     Submission of Matters to a Vote of Security Holders..............5

PART II........................................................................6
  Item 5.     Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases Equity Securities.................6
  Item 6.     Selected Financial Data..........................................7
  Item 7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operation.......................................7
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk......11
  Item 8.     Financial Statements and Supplementary Data.....................11
  Item 9.     Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure......................................11
  Item 9A.    Controls and Procedures.........................................11
  Item 9A(T). Controls and Procedures.........................................11
  Item 9B.    Other information...............................................12

PART III......................................................................13
  Item 10.    Directors, Executive Officers and Corporate Governance..........13
  Item 11.    Executive Compensation..........................................14
  Item 12.    Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters...............................14
  Item 13.    Certain Relationships and Related Transactions, and Director
                Independence..................................................16
  Item 14.    Principal Accountant Fees and Services..........................16

PART IV.......................................................................17
  Item 15.    Exhibits and Financial Statement Schedules......................17

SIGNATURES....................................................................18

PART I

Item 1. Business

History

      Our company, FSP Galleria North Corp., which we refer to as Galleria or the Company, is a Delaware corporation formed to purchase, own and operate a sixteen-story Class "A" office tower containing approximately 379,518 rentable square feet and its associated infrastructure located on approximately 4.8 acres of land in Dallas, Texas, which we refer to as the Property. We operate in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

      We were organized initially in September 2004 by FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (AMEX: FSP). FSP Investments LLC, or FSP Investments, acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of real estate by the Company and (c) the sale of equity interests in the Company.

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

                                Use of proceeds:
                                ----------------
                     Type                            Affiliate paid                 Amount
                     ----                            --------------                 ------
Real Estate Capital Requirements:
Operating/Capital Reserve (1)                                                     $  4,815,000
Offering and Other Costs:
Organizational, Offering and
   Other Expenditures for the Company (2)    FSP Investments LLC                       430,000
Selling Commissions(3)                       FSP Investments LLC                     6,880,000
Acquisition-Related Costs:
Purchase Price of the Property(4)            Franklin Street Properties Corp.       68,500,000
Loan Fee Paid to Franklin Street (5)(6)      Franklin Street Properties Corp.        4,945,000
Acquisition Fee(6)                           FSP Investments LLC                       430,000
                                                                                 --------------
Total Uses of Gross Offering Proceeds                                             $ 86,000,000
                                                                                 ==============

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

      We purchased the Property for $68,500,000 on October 14, 2004. We acquired the Property through a limited partnership, FSP Galleria North Limited Partnership, of which the Company is the sole limited partner and of which FSP Galleria North LLC, a wholly-owned subsidiary of the Company, is the sole general partner. The sole business of FSP Galleria North Limited Partnership is to own and operate the Property; the sole business of each of FSP Galleria North LLC and the Company is to hold the equity interests of FSP Galleria North Limited Partnership. The purchase price of the Property was entirely financed by a loan from Franklin Street collateralized by a first mortgage, which loan was repaid from a portion of the proceeds of the sale of Preferred Stock from each investor closing until the remaining balance of $2,659,092 was repaid on August 8, 2005.

      Transactions between the Company and Franklin Street and/or its affiliates were entered into without the benefit of arm's-length bargaining and involved conflicts of interest. Although Franklin Street sponsors the syndication of other REITs similar to the Company and has in the past acquired some of those REITs, Franklin Street is under no obligation to acquire or to offer to acquire the Company or the outstanding shares of Preferred Stock, and any acquisition transaction would need to be approved by the Company's stockholders and the boards of directors of Franklin Street and the Company. Please see "Part III,
Item 13. Certain Relationships and Related Transactions, and Director Independence".

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

      FSP Property Management LLC or FSP Property Management, a wholly-owned subsidiary of Franklin Street, provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management requires the Company to pay FSP Property Management a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management may be terminated by either party without cause at any time, upon at least 30 days written notice.

      Hines Interests Limited Partnership, or Hines, provides the Company with day-to-day property management services relating to the operation of the Property. Hines is a third-party service provider that is not related to or affiliated with Franklin Street. The management agreement between the Company and Hines requires the Company to pay Hines a monthly fee equal to three percent (3%) of the net operating receipts collected in the preceding month. The management agreement between the Company and Hines may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period.

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

      We intend to dispose of the Property at a time determined by our directors, which we currently expect to be within approximately two to seven years. We do not intend to reinvest the proceeds of any such disposition. We also do not intend to list our shares of Preferred Stock on an exchange and therefore do not expect any trading market to develop in such shares.

      We have the right to obtain a line of credit as described below.

Revolving Line of Credit

      The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed. As of March 1, 2008, the Company has neither sought nor obtained a line of credit.

Competition

      The Property is located within the Dallas/Fort Worth Metroplex office market and, more specifically, within the Class "A" office segment of the Lower Tollway portion of the Far North Dallas submarket. The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may be more attractive to tenants. In order to maintain or increase rental revenues following the expiration of our lease with Tenet Hospitals on December 31, 2009, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with the Property. Not only do we compete with other landlords and developers, but we are also affected by larger market forces (including changes in interest rates and tax treatment) and individual decisions beyond our control which may affect our ability to compete. We cannot predict which competitive factors will be relevant or what our competitive position in the marketplace will be when we next seek a lessee.

Employees

      We had no employees as of December 31, 2007.

Available Information

      We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC). This Annual Report on Form 10-K and other reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

      We will make available and voluntarily provide, free of charge upon written request at the address on the cover of this Annual Report on Form 10-K, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We do not maintain a website.

Item 1A. Risk Factors

      Not applicable.

Item 1B. Unresolved Staff Comments

      Not applicable.

Item 2. Properties

      Set forth below is information regarding the Property as of December 31, 2007:

                                                   Percent
                       Date of       Approx.      Leased as      Number            Name of
Property Location      Purchase    Square Feet   of 12/31/07   of Tenants        Major Tenant
-----------------      --------    -----------   -----------   ----------        ------------
13737 Noel Road        10/14/04      379,518         100%           1        Tenet Hospitals Limited
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

      Under the terms of the lease, the base rent was fixed at $17.33 NNN per square foot (or approximately $6,577,000 in total) on an annual basis on January 1, 2005, which base rent will be effective through lease expiration on December 31, 2009. Tenet Hospitals had an option to extend the lease term for five years which expired on December 31, 2007 without being exercised.

Additional Operating Data

      Additional information regarding the amount of the Property's annual realty taxes and insurance can be found in the Statements of Operations that are included with this Annual Report on Form 10-K. Additional information regarding the Property's Federal tax basis, rate, method and life claimed for purposes of depreciation can be found in the Notes to Financial Statements that are included with this Annual Report on Form 10-K.

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

      As of March 3, 2008, Franklin Street was the sole holder of record of the Common Stock and there were 841 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street was not and is not currently entitled to share in our earnings or any related dividend.

      Set forth below are the distributions made to Preferred Stockholders in respect of each quarter from the last two fiscal years. Distributions are determined based on the Company's Board of Directors' review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust. We cannot guarantee the future payment of dividends or the amount of any such dividends. See Note 4 of the Notes to Financial Statements for additional information.

                                            Distributions
                                             to Preferred
                                            Shareholders of
                       Quarter               FSP Galleria
                        Ended                 North Corp.
                        -----                 -----------

                 March 31, 2006               1,656,360
                 June 30, 2006                1,707,960
                 September 30, 2006           1,701,940
                 December 31, 2006            1,720,000

                 March 31, 2007               1,680,440
                 June 30, 2007                1,689,900
                 September 30, 2007           1,670,980
                 December 31, 2007            1,670,120

      The following schedule summarizes tax components of the distributions paid for the years ended December 31:

      (dollars in thousands)            2007                 2006
                                 ------------------   ------------------
                                 Preferred    %       Preferred     %
                                 --------- --------   ---------- -------
      Ordinary income             $ 5,283     79%      $ 4,283     63%
      Return of Capital             1,428     21%        2,503     37%
                                 --------- --------   ---------- -------
      Total                       $ 6,711    100%      $ 6,786    100%
                                 ========= ========   ========== =======

      The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company's Common Stock.

Item 6. Selected Financial Data

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the market where we own the Property, risks of a lessening of demand for the type of real estate owned by us, changes in the economic conditions of our sole tenant or its parent, the pending expiration of our sole tenant's lease on December 31, 2009, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

      It is difficult for management to predict what will happen to occupancy or rents after the expiration of the lease with Tenet Hospitals on December 31, 2009 because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the economy, such as job growth, interest rates, and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as volatility in energy pricing and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market and leased to one tenant in the healthcare industry, these macroeconomic trends may have a different effect on the Property and on its tenant.

Trends and Uncertainties

      Real Estate Operations

      We own and operate a sixteen-story Class A suburban office tower located in Dallas, Texas containing approximately 379,518 square feet of rentable space located on approximately 4.8 acres of land. The Property is 100% leased to a single tenant, Tenet Hospitals, whose lease expires on December 31, 2009. Tenet Hospitals had an option to extend the term of its lease for up to two consecutive five-year terms with at least 24 month's prior written notice, which option expired without being exercised on December 31, 2007. Notwithstanding the expiration of its option to extend, during the fourth quarter of 2007, Tenet Hospitals verbally informed us that, it had not yet committed to a different property location and that it wanted to keep all of its options open. In addition, as of December 31, 2007, Tenet Hospitals was not utilizing 100% of the Property and, to the best of our knowledge, was not attempting to sublease any portion of it either. These factors lead us to believe that Tenet Hospitals does not want to limit its potential future growth at the Property, thereby reinforcing its statement to us that it intends to keep all of its options open. Nevertheless, we are proceeding under the assumption that a full re-tenanting of the Property will likely be required upon the expiration of Tenet Hospitals' lease on December 31, 2009. Accordingly, we have initiated a marketing strategy and plans to search for replacement tenants during the next two years while continuing discussions with Tenet Hospitals regarding the possibility of extending all or a portion of its lease at the Property. For the reasons described above, at this time we are not able to predict what Tenet Hospitals' space requirements will be; nor are we able to predict whether rents will be above or below the current expiring rents at the expiration of the lease, or if the property will become vacant at the end of the lease on December 31, 2009.

      Given the potential amount of Tenet Hospitals' space that may need to be re-leased and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future. We may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed. As of March 3, 2008, we have neither sought nor obtained a line of credit.

      During 2007, we believe vacancy rates for Class A buildings in the Lower Tollway portion of the Far North Dallas submarket stabilized and rental rates increased slightly. Management does not know how long this trend will continue or if changes in the healthcare industry or the tenant specifically will lead to different trends in the future for the Property. Following the expiration of the existing lease with Tenet Hospitals on December 31, 2009, we may only be able to re-lease the space at a rate that is significantly lower than the current rate, possibly resulting in decreased cash flows. Bankruptcy or a material adverse change in the financial condition of the tenant would likely cause a material adverse effect.

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

      Depreciation and Amortization

      We compute depreciation expense using the straight-line method over estimated useful lives of up to 39 years for the building and improvements, and up to 15 years for personal property. The allocated cost of land is not depreciated. The value of an above or below-market lease is amortized over the remaining non-cancelable periods of the lease as an adjustment to rental income. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is also amortized over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. Inappropriate allocation of acquisition costs, or incorrect estimates of useful lives, could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods, as is required by generally accepted accounting principles.

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

Recent Accounting Standard

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial position, operations or cash flow.

Results of Operations

      The Property is currently 100% leased to a tenant with a lease, which was in place prior to the acquisition of the property and expires on December 31, 2009.

      Comparison of the year ended December 31, 2007 to the year ended December 31, 2006.

      Revenue

      Total revenue decreased $0.4 million, to $10.6 million for the year ended December 31, 2007, as compared to $11.0 million for the year ended December 31, 2006. This decrease was primarily due to a decrease in recovery of expenses, which was primarily a result of a decrease in property taxes. The majority of recoverable operating expenses are real estate taxes and insurance expenses.

      Expenses

      Total expenses decreased approximately $0.6 million to $6.6 million for the year ended December 31, 2007 as compared to $7.2 million for the year ended December 31, 2006. This decrease was primarily due to a decrease in property taxes.

Liquidity and Capital Resources

      Cash and cash equivalents increased $0.1 million to $8.9 million at December 31, 2007 as compared to $8.8 million at December 31, 2006. The increase was attributable to $6.8 million provided by operating activities offset by $6.7 million used for financing activities.

      Management believes that the existing cash and cash equivalents as of December 31, 2007 of $8.9 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by operating activities of $6.8 million is primarily attributable to a net income of approximately $4.3 million plus non-cash activity of approximately $2.5 million, consisting primarily of depreciation and amortization.

      Financing Activities

      Cash used for financing activities of $6.7 million was attributable to distributions to stockholders.

      Sources and Uses of Funds

      The Company's principal demands on liquidity are cash for operations and dividends paid to equity holders. As of December 31, 2007, we had approximately $2.7 million in accrued liabilities and no long-term debt. In the near term, liquidity is generated by cash from operations.

      Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Related Party Transactions

      We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage our company on behalf of our stockholders. FSP Property Management currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management requires us to pay FSP Property Management a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2007 and 2006 management fees paid were $105,000 and $110,000, respectively.

      Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in August 2005, Franklin Street was not and is not currently entitled to share in our earnings or any related dividend.

      Rental Income Commitments

      Our commercial real estate operations consist of the leasing of the Property, subject to a single lease with a term longer than one year. The lease expires on December 31, 2009. Approximate future minimum rental income from this non-cancelable operating lease as of December 31, 2007 is:

                                    Year             Amount
                                    ----             ------
                                                 (in thousands)

                                    2008           $  6,577
                                    2009              6,577
                                                 --------------
                                                   $ 13,154
                                                 --------------

Off Balance Sheet Arrangements

      The Company is not party to any off balance sheet arrangements. The Company is a party to a management agreement with an unaffiliated third party management company, Hines Interests Limited Partnership, to provide property management services, and is party to an asset management agreement with an affiliate, FSP Property Management LLC, to provide asset management and financial reporting services, both of which agreements may be terminated by either party without cause at any time, upon at least thirty (30) days written notice. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. Moreover, the Company does not have a proposed program for the renovation, improvement or development of the real property other than normal tenant improvements or replacements of equipment in the ordinary course of ongoing operations.

Item 7A. Quantitative and Qualitative Disclosured About Market Risk

      Not applicable.

Item 8. Financial Statements and Supplementary Data

      The information required by this item is included elsewhere herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A. Controls and Procedures

      Not applicable.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

      Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

      o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Based on our assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

      No change in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

      Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

      Information regarding the executive officers and directors of the Company as of March 3, 2008 is set forth below:

      George J. Carter, age 59, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc. ("Boston Financial"). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license.

      Barbara J. Fournier, age 52, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Vice President, Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license.

      William W. Gribbell, age 48, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a FINRA Series 7 general securities license.

      R. Scott MacPhee, age 50, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a FINRA Series 7 general securities license.

      Janet Prier Notopoulos, age 60, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and a Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

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

      Mr. Carter, Ms. Fournier, Mr. Gribbell, Mr. MacPhee and Ms. Notopoulos also serve as directors of FSP Phoenix Tower Corp. and FSP 50 South Tenth Street Corp., both of which are public reporting companies sponsored by Franklin Street. In their capacities as directors of FSP Phoenix Tower Corp. and FSP 50 South Tenth Street Corp., Mr. Carter, Ms. Fournier, Mr. Gribbell, Mr. MacPhee and Ms. Notopoulos each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

      Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2007 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Item 11. Executive Compensation

      Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street's request without compensation. Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC). Franklin Street's common stock is traded on the American Stock Exchange under the symbol "FSP".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


      The following tables set forth the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 3, 2008 by each holder who beneficially owns more than five percent of the Company's Common Stock or Preferred Stock, by each director, by each of the Company's executive officers and by all current directors and executive officers as a group. To the Company's knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company's Common Stock or Preferred Stock.

Common Stock                                Number of Shares    Percentage of
                                              Beneficially       Outstanding
Name of Holder                                   Owned           Common Stock
--------------------------------------------------------------------------------

Franklin Street Properties Corp. (1)               1                100%

George J. Carter(2)                               --                  0%

Barbara J. Fournier(2)                            --                  0%

R. Scott MacPhee(2)                               --                  0%

William W. Gribbell(2)                            --                  0%

Janet P. Notopoulos(2)                            --                  0%
                                           -----------------   -----------------
All Directors and Executive Officers
  as a Group (consisting of 5 persons)(2)         --                  0%
                                           =================   =================

Preferred Stock                             Number of Shares    Percentage of
                                              Beneficially       Outstanding
Name of Holder                                   Owned         Preferred Stock
--------------------------------------------------------------------------------

George J. Carter(2)                                  --              0%

Barbara J. Fournier(2)                               --              0%

R. Scott MacPhee(2)                                  --              0%

William W. Gribbell(2)(3)                          0.25          0.029%

Janet P. Notopoulos(2)                               --              0%

Edward Darman Company Limited
Partnership(4)                                       60            6.98%
                                           -----------------   -----------------
All Directors and Executive Officers
  as a Group (consisting of 5 persons)(3)          0.25           0.029%
                                           =================   =================

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

      We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage our company on behalf of our stockholders. FSP Property Management currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management requires us to pay FSP Property Management a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2007 and 2006 management fees paid were $105,000 and $110,000, respectively.

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

Item 14. Principal Accountant Fees and Services

Independent Auditor Fees and Other Matters

      The following tables summarize the aggregate fees billed by the Company's independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years

                      Fee Category                    2007          2006
                      ------------                    ----          ----
                      Audit Fees (1)               $ 61,000      $ 61,000
                      Audit-Related Fees (2)
                      Tax Fees (3)                    3,000         3,000
                      All Other Fees (4)
                                                   --------      --------
                      Total Fees                   $ 64,000      $ 64,000
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

      (3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $3,000 of the total tax fees incurred in 2007 and 2006.

      (4) The Company was not billed by its independent registered public accounting firm in 2007 or 2006 for any other fees.

Pre-Approval Policy and Procedures

      The Company has not adopted policies and procedures relating to the pre-approval of audit and non-audit services that are to be performed by the Company's independent registered public accounting firm.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
            ------------------------------------------

      (a)   The following documents are filed as part of this report.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 7, 2008 by the undersigned, thereunto duly authorized.

                            FSP GALLERIA NORTH CORP.

                            By: /s/ George J. Carter
                                ------------------------
                                George J. Carter
                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----

/s/ George J. Carter          President and Director              March 7, 2008
---------------------------   (Principal Executive Officer)
George J. Carter

/s/ Barbara J. Fournier       Vice President, Chief Operating     March 7, 2008
---------------------------   Officer, Treasurer, Secretary and
Barbara J. Fournier           Director (Principal Financial
                              Officer and Principal Accounting
                              Officer)

/s/ R. Scott MacPhee          Director, Executive Vice President  March 7, 2008
---------------------------
R. Scott MacPhee

/s/ William W. Gribbell       Director, Executive Vice President  March 7, 2008
---------------------------
William W. Gribbell

/s/ Janet P. Notopoulos       Director, Vice President            March 7, 2008
---------------------------
Janet P. Notopoulos

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

  3.1 Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

  3.2 By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

  10.1         Office Lease Agreement, incorporated herein by reference to
               Exhibit 10.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

  10.2 First Amendment to Lease Agreement, incorporated herein by reference to Exhibit 10.2 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

  10.3 Second Amendment to Lease Agreement, incorporated herein by reference to Exhibit 10.3 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

  10.4 Third Amendment to Lease Agreement, incorporated herein by reference to Exhibit 10.4 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

  10.5 Asset Management Agreement, incorporated herein by reference to Exhibit 10.5 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

  21.1 Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

  31.1 Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                            FSP Galleria North Corp.
                          Index to Financial Statements

                                Table of Contents

                                                                            Page
                                                                            ----
Financial Statements

Report of Independent Registered Public Accounting Firm..................... F-2

Balance Sheets as of December 31, 2007 and 2006............................. F-3

Statements of Operations for the years ended December 31, 2007 and 2006.............................................................. F-4

Statements of Changes in Stockholders' Equity for the years ended
      December 31, 2007 and 2006............................................ F-5

Statements of Cash Flows for the years ended December 31, 2007 and 2006..... F-6

Notes to Financial Statements............................................... F-7


Financial Statement Schedule - Schedule III................................ F-14

                            [LETTERHEAD OF BRAVER PC]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders
FSP Galleria North Corp.
Wakefield, Massachusetts


We have audited the accompanying balance sheets of FSP Galleria North Corp. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FSP Galleria North Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Braver PC
Newton, Massachusetts
March 7, 2008

                            FSP Galleria North Corp.
                                 Balance Sheets

                                                                          December 31,
                                                                     -----------------------
(in thousands, except share and par value amounts)                       2007       2006
============================================================================================
Assets:

Real estate investments, at cost:
     Land                                                             $  5,535    $  5,535
     Buildings and improvements                                         58,461      58,461
--------------------------------------------------------------------------------------------
                                                                        63,996      63,996

     Less accumulated depreciation                                       4,809       3,310
--------------------------------------------------------------------------------------------

Real estate investments, net                                            59,187      60,686

Acquired real estate lease, net of accumulated amortization
      of $2,210 and $1,521, respectively                                 1,404       2,093
Acquired favorable real estate lease, net of accumulated
      amortization of $952 and $656, respectively                          605         901
Cash and cash equivalents                                                8,908       8,770
Tenant rent receivable                                                     324         380
Step rent receivable                                                        63          95
Prepaid expenses and other assets                                           50          37
--------------------------------------------------------------------------------------------

     Total assets                                                     $ 70,541    $ 72,962
============================================================================================


Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                 $  2,743    $  2,778
--------------------------------------------------------------------------------------------

     Total liabilities                                                   2,743       2,778
--------------------------------------------------------------------------------------------

Commitments and Contingencies:                                              --          --

Stockholders' Equity:
     Preferred Stock, $.01 par value, 860 shares authorized,
       issued and outstanding at December 31, 2007 and 2006,
       aggregate liquidation preference $86,000                             --          --

     Common Stock, $.01 par value, 1 share
       authorized, issued and outstanding                                   --          --
     Additional paid-in capital                                         78,956      78,956
     Distributions in excess of retained earnings (deficit)            (11,158)     (8,772)
--------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                         67,798      70,184
--------------------------------------------------------------------------------------------

           Total Liabilities and Stockholders' Equity                 $ 70,541    $ 72,962
============================================================================================
                                             See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Operations

                                                             For the Year
                                                           Ended December 31,
                                                        ----------------------
(in thousands, except shares and per share amounts)          2007     2006
==============================================================================

Revenues:
     Rental                                                $10,596   $11,034
------------------------------------------------------------------------------

       Total revenue                                        10,596    11,034
------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                               2,952     3,237
     Real estate taxes and insurance                         1,471     1,753
     Depreciation and amortization                           2,188     2,187
------------------------------------------------------------------------------

       Total expenses                                        6,611     7,177
------------------------------------------------------------------------------

Income before interest income                                3,985     3,857

Interest income                                                340       354
------------------------------------------------------------------------------

Net income attributable to preferred stockholders          $ 4,325   $ 4,211
==============================================================================

Weighted average number of preferred shares outstanding,
     basic and diluted                                         860       860
==============================================================================

Net income per preferred share, basic and diluted          $ 5,029   $ 4,897
==============================================================================
                                 See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                  Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 2006 and 2007

                                                                                   Distributions
                                                                                    in Excess of
                                                                        Additional    Retained        Total
(in thousands, except                         Preferred     Common       Paid-in      Earnings     Stockholders
per share and share amounts)                    Stock        Stock       Capital     (Deficit)       Equity
================================================================================================================
Balance, January 1, 2006                       $  --        $  --      $ 78,956      $ (6,197)      $ 72,759

Distributions - preferred stockholders
  or $7,891 per preferred share                   --           --            --        (6,786)        (6,786)

Net income                                        --           --            --         4,211          4,211
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                        --           --        78,956        (8,772)        70,184

Distributions - preferred stockholders
  or $7,803 per preferred share                   --           --            --        (6,711)        (6,711)

Net income                                        --           --            --         4,325          4,325
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                     $  --        $  --      $ 78,956      $(11,158)      $ 67,798
================================================================================================================
                                                                 See accompanying notes to financial statements.

                            FSP Galleria North Corp.
                            Statements of Cash Flows

                                                               For the Year
                                                             Ended December 31,
                                                           ---------------------
(in thousands)                                                2007       2006
================================================================================
Cash flows from operating activities:
     Net income                                             $ 4,325    $ 4,211
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                  2,188      2,187
               Amortization of favorable real estate lease      296        297
          Changes in operating assets and liabilities:
               Tenant rent receivable                            56       (229)
               Step rent receivable                              32         32
               Prepaid expenses and other assets                (13)       (15)
               Accounts payable and accrued expenses            (35)       286
--------------------------------------------------------------------------------

                  Net cash provided by operating activities   6,849      6,769
--------------------------------------------------------------------------------

Cash flows from financing activities:
     Distributions to stockholders                           (6,711)    (6,786)
--------------------------------------------------------------------------------

                  Net cash used for financing activities     (6,711)    (6,786)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            138        (17)
Cash and cash equivalents, beginning of year                  8,770      8,787
--------------------------------------------------------------------------------
Cash and cash equivalents, end of year                      $ 8,908    $ 8,770
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

The Company reviews the property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2007 and 2006, no such indicators of impairment were identified.

Depreciation expense of $1,499,000 is included in Depreciation and Amortization in the Company's Statements of Operations for the years ended December 31, 2007 and 2006.

                            FSP Galleria North Corp.
                          Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASE

The acquired real estate lease represents the estimated value of legal and leasing costs related to an acquired lease that was included in the purchase price when the Company acquired the Property. Under Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which was approved by the Financial Accounting Standards Board ("FASB") in June 2001, the Company is required to segregate these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining life of the related lease. Amortization expense of $689,000 and $688,000 is included in Depreciation and Amortization in the Company's Statements of Operations for the years ended December 31, 2007 and 2006, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $3,614,000 and are being amortized over the weighted-average period of five years in respect of the lease assumed. Detail of the acquired real estate lease is as follows:

                                                    December 31,
                                            ----------------------------
         (in thousands)                        2007            2006
         --------------                     ------------   -------------
         Cost                                  $ 3,614         $ 3,614
         Accumulated amortization               (2,210)         (1,521)
                                            ------------   -------------
         Book value                            $ 1,404         $ 2,093
                                            ============   =============

The estimated annual amortization for the two years succeeding December 31, 2007 is as follows:

          (in thousands)
          --------------
          2008                              $ 689
          2009                                715

ACQUIRED FAVORABLE REAL ESTATE LEASE

Acquired favorable real estate lease represents the value related to the lease when the lease payments due under a tenant's lease exceed the market rate of the lease at the date the Property was acquired. Under SFAS 141 the Company is required to report this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant's lease. Amortization of $296,000 and $297,000 is shown as a reduction of rental income in the Company's Statements of Operations for the years ended December 31, 2007 and 2006, respectively.

The acquired favorable real estate lease costs included in the purchase price of the property was $1,557,000 and are being amortized over a weighted-average period of five years in respect of the lease assumed. Detail of the acquired favorable real estate lease is as follows:

                                                    December 31,
                                            ----------------------------
           (in thousands)                      2007            2006
           --------------                   ------------   -------------
           Cost                                 $ 1,557        $ 1,557
           Accumulated amortization                (952)          (656)
                                            ------------   -------------
           Book value                           $   605        $   901
                                            ============   =============

The estimated annual amortization for the two years succeeding December 31, 2007 is as follows:

           (in thousands)
           --------------
           2008                               $297
           2009                                308

                            FSP Galleria North Corp.
                          Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $4,693,000 and $4,705,000 at December 31, 2007 and 2006, respectively, in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

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

For the years ended December 31, 2007 and 2006, rental income was derived from one tenant, Tenet Hospitals Limited, representing 100% of rental income. As such, future receipts are dependent upon the financial strength of the lessee and its ability to perform under the lease agreement.

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

The lease provides for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreement. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $63,000 and $95,000 at December 31, 2007 and 2006, respectively.

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

                            FSP Galleria North Corp.
                          Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

REVENUE RECOGNITION

The Company has retained substantially all of the risks and benefits of ownership of the Company's commercial property and accounts for its lease as an operating lease. Rental income from the lease, which may include rent concession (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenant. Reimbursable costs are included in rental income in the year earned. A schedule showing the components of rental revenue is shown below.

                                              Year Ended December 31,
                                            --------------------------
          (in thousands)                         2007         2006
          ============================================================
          Income from lease                    $  6,596     $  6,596
          Straight-line rent adjustment             (32)         (32)
          Reimbursable expenses                   4,328        4,767
          Amortization of favorable lease          (296)        (297)
          ------------------------------------------------------------

               Total                           $ 10,596     $ 11,034
          ============================================================

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

NET INCOME PER SHARE

The Company follows SFAS No. 128 "Earnings per Share", which specifies the computation, presentation and disclosure requirements for the Company's net income per share. Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2007 and 2006. Subsequent to the completion of the offering of shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

RECENT ACCOUNTING STANDARD

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                            FSP Galleria North Corp.
                          Notes to Financial Statements

3. Income Taxes

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

The Company's adoption of the provisions of FASB No. 48 (Accounting for Uncertainty in Income Taxes), ("FIN 48") effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company's effective tax rate was not affected by the adoption of FIN
48. The Company files income tax returns in the U.S federal jurisdiction and the state of Texas. The statute of limitations for the Company's income tax returns is generally three years and as such, the Company's returns that remain subject to examination would be from 2004 and thereafter.

At December 31, 2007, the Company's net tax basis of its real estate assets was $63,933,000.

The following schedule reconciles net income to taxable income subject to dividend requirements, which are calculated annually:

                                                 Year Ended December 31,
                                              ----------------------------
(in thousands)                                     2007          2006
==========================================================================

Net income                                        $   4,325     $   4,211

Add:   Book depreciation and amortization             2,188         2,187
       Amortization of favorable real                   296           297
         estate lease
       Straight-line rent adjustment                     32            32
Less:  Tax depreciation and amortization             (1,635)       (1,631)
       Deferred rent                                    (18)         (857)
--------------------------------------------------------------------------
Taxable income                                    $   5,188     $   4,239
==========================================================================

The following schedule summarizes the tax components of the distributions paid, which are calculated annually, for the years ended December 31:

     (dollars in thousands)          2007                  2006
                             -------------------   -------------------
                              Preferred      %      Preferred      %
                             ----------   ------   ----------   ------
     Ordinary income         $  5,283       79%    $  4,283       63%
     Return of Capital          1,428       21%       2,503       37%
                             ----------   ------   ----------   ------
     Total                   $  6,711      100%    $  6,786      100%
                             ==========   ======   ==========   ======

                            FSP Galleria North Corp.
                          Notes to Financial Statements

4. Capital Stock

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

In addition to certain rights to remove and replace directors, the holders of a majority of the then outstanding shares of Preferred Stock shall have the further right to approve or disapprove a proposed sale of the Property, the merger of the Company with any other entity and amendments to the corporate charter. A vote of the holders of not less than 66.67% of then outstanding shares of Preferred Stock is required for the issuance of any additional shares of capital stock. Holders of shares of Preferred Stock have no redemption or conversion rights.

COMMON STOCK

Franklin Street Properties Corp. ("FSP") is the sole holder of the Company's Common Stock. FSP has the right to vote to elect the directors of the Company and to vote on all matters, subject to the voting rights of the Preferred Stock set forth above. Subsequent to the completion of the offering of the shares of Preferred Stock in August 2005, FSP, as the holder of Common Stock, was not entitled to share in any earnings nor any related dividend.

5. Related Party Transactions

The Company has in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries, which the Company collectively refers to as FSP. The Company expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage our company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2007 and 2006, management fees paid were $105,000 and $110,000, respectively.

6. Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under a non-cancelable operating lease as follows:

                                     Year Ending
          (in thousands)             December 31,        Amount
                                    --------------      ---------
                                         2008            $  6,577
                                         2009               6,577
                                                        ---------
                                                         $ 13,154
                                                        =========

In addition, the lessee is liable for real estate taxes and certain operating expenses of the Property.

Upon acquiring the commercial rental property on October 14, 2004, the Company was assigned the lease agreement between the seller of the Property and the existing tenant.

                            FSP Galleria North Corp.
                          Notes to Financial Statements

7. Segment Reporting

The Company operates in one industry segment - real estate ownership of commercial property. As of December 31, 2007 and 2006, the Company owned and operated a sixteen-story office building in that one segment.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of accounts payable, accrued property tax, deferred rental income and other accrued expenses. A schedule showing these components is as follows:

                                                           December 31,
                                                   ----------------------------
     (in thousands)                                     2007          2006
     ==========================================================================
     Accrued property tax                             $    1,554    $    1,671
     Deferred rental income                                  933           915
     Accounts payable and other accrued expenses             256           192
     --------------------------------------------------------------------------
           Total                                      $    2,743    $    2,778
     ==========================================================================

9. Subsequent Events

On January 18, 2008, the Board of Directors of the Company declared a cash distribution of $1,715,700 payable on February 20, 2008 to stockholders of record on January 31, 2008.

                                  SCHEDULE III

                            FSP Galleria North Corp.
                    Real Estate and Accumulated Depreciation
                                December 31, 2007

                                                           Initial Cost
                                                 -------------------------------
                                                                        Costs
                                                                     Capitalized
                                                         Buildings   (Disposals)
                                                       Improvements   Subsequent
                                    Encumbrances            and           to
Description                             (1)       Land   Equipment    Acquisition
                                        ---       ----   ---------    -----------
                                                         (dollars in thousands)
  Galleria North, Dallas, Texas                  $5,535   $58,334        $127
                                                        Historical Costs
                                      -----------------------------------------------------
                                             Buildings                         Total Costs,
                                            Improvement                           Net of    Depreciable
                                                and       Total  Accumulated   Accumulated     Life        Date of
Description                           Land   Equipment     (2)   Depreciation  Depreciation   (Years)    Acquisition
                                      ----   ---------     ---   ------------  ------------   -------    -----------
                                                           (dollars in thousands)
  Galleria North, Dallas, Texas       $5,535   $58,461   $63,996    $4,809        $59,187        39          2004

(1)   There are no encumbrances on the above properties.
(2)   The aggregate cost for Federal Income Tax purposes is $69,167.

                            FSP Galleria North Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

                                                    December 31,
                                             -----------------------
          (in thousands)                         2007        2006
          ==========================================================

          Real estate investments, at cost:
             Balance, beginning of year       $  63,996   $  63,996
                 Acquisitions                        --          --
                 Improvements                        --          --
                 Dispositions                        --          --
          ----------------------------------------------------------

             Balance, end of year             $  63,996   $  63,996
          ==========================================================

          Accumulated depreciation:
             Balance, beginning of year       $   3,310   $   1,811
                 Depreciation                     1,499       1,499
          ----------------------------------------------------------

             Balance, end of year             $   4,809   $   3,310
          ==========================================================