Form 10-Q
period 2008-06-30
FSP GALLERIA NORTH CORP
filed 2008-08-08
CIK 1310157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860 each as of August 7, 2008.

FSP Galleria North Corp.

Form 10-Q

Quarterly Report
June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

FSP Galleria North Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2008	December 31, 2007

Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Buildings and improvements	58,461	58,461
Fixtures and equipment	27	-
	64,023	63,996

Less accumulated depreciation	5,559	4,809

Real estate investments, net	58,464	59,187

Acquired real estate leases, net of accumulated amortization of $2,554 and $2,210, respectively	1,060	1,404
Acquired favorable real estate leases, net of accumulated amortization of $1,100 and $952, respectively	457	605
Cash and cash equivalents	8,293	8,908
Tenant rent receivable	64	324
Step rent receivable	47	63
Prepaid expenses and other assets	44	50

Total assets	$68,429	$70,541

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,939	$2,743

Total liabilities	1,939	2,743

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares
authorized, issued and outstanding,
aggregate liquidation preference $86,000
at June 30, 2008 and December 31, 2007	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	78,956	78,956
Distributions in excess of retained earnings	(12,466)	(11,158)

Total Stockholders’ Equity	66,490	67,798

Total Liabilities and Stockholders’ Equity	$68,429	$70,541
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2008	2007	2008	2007

Revenues:
Rental	$2,538	$2,638	$5,191	$5,057

Total revenue	2,538	2,638	5,191	5,057

Expenses:

Rental operating expenses	683	695	1,430	1,491
Real estate taxes and insurance	344	372	687	482
Depreciation and amortization	547	547	1,094	1,094

Total expenses	1,574	1,614	3,211	3,067

Income before interest income	964	1,024	1,980	1,990

Interest income	43	84	102	163

Net income attributable to preferred stockholders	$1,007	$1,108	$2,082	$2,153

Weighted average number of preferred shares outstanding,
basic and diluted	860	860	860	860

Net income per preferred share, basic and diluted	$1,171	$1,288	$2,421	$2,503
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$2,082	$2,153
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,094	1,094
Amortization of favorable real estate leases	148	148
Changes in operating assets and liabilities:
Tenant rent receivable	260	191
Step rent receivable	16	16
Prepaid expenses and other assets	6	(23)
Accounts payable and accrued expenses	(804)	(1,851)

Net cash provided by operating activities	2,802	1,728

Cash flows from investing activities:
Purchase of real estate assets	(27)	-

Net cash used for investing activities	(27)	-

Cash flows from financing activities:
Distributions to stockholders	(3,390)	(3,371)

Net cash used for financing activities	(3,390)	(3,371)

Net decrease in cash and cash equivalents	(615)	(1,643)

Cash and cash equivalents, beginning of period	8,908	8,770

Cash and cash equivalents, end of period	$8,293	$7,127

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

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

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only.  The Company must comply with a variety of restrictions to maintain its status as a REIT.  These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company’s income that must be distributed annually.

FSP Galleria North Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

2.	Income Taxes (continued)

The Company’s adoption of the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S. federal jurisdiction and State of Texas jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2004 and thereafter.

3.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. (“Franklin Street”) and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice, effective at the end of the notice period.  For the six months ended June 30, 2008 and 2007, management fees paid were $56,000 and $50,000, respectively.

4.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2008 and 2007.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.	Cash Distributions

The Company’s declared and paid cash distributions were as follows:

Quarter Paid	Distributions Per Share	Total Distributions

First quarter of 2008	$1,995	$1,716,000

Second quarter of 2008	$1,947	$1,674,000

First quarter of 2007	$1,954	$1,680,000

Second quarter of 2007	$1,965	$1,691,000

7.	Subsequent Event

The Company declared a cash distribution of $1,919 per preferred share on July 18, 2008 to the holders of record of the Company’s Preferred Stock on July 31, 2008, payable on August 20, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation current disruptions in the credit markets, changes in economic conditions in the market where we own the Property and in the global markets, risks of a lessening of demand for the type of real estate owned by us, changes in the economic conditions of our sole tenant or its parent, the pending expiration of our sole tenant’s lease on December 31, 2009, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Real Estate Operations

On August 7, 2008, Tenet Hospitals announced that it will be relocating to a different property location following the expiration of its lease on December 31, 2009.  Prior to Tenet Hospitals’ August 7, 2008 announcement, management had assumed that a full re-tenanting of the Property would likely be required.  As a result, management previously initiated a marketing strategy to find, and is aggressively searching for, a replacement tenant (or tenants).

Given the amount of space that will need to be re-leased upon the expiration of Tenet Hospitals’ lease on December 31, 2009 and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  We may, without the consent of any holder of shares of our preferred stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of August 7, 2008, we have neither sought nor obtained a line of credit.

For the six months ended June 30, 2008, we believe that vacancy rates for Class A buildings in the Lower Tollway portion of the Far North Dallas submarket remained stable and that rental rates also remained stable.  Management does not know how long this trend will continue.  Following the expiration of the existing lease with Tenet Hospitals on December 31, 2009, we may not be able to re-lease all of the space and any space that is re-leased may be at a rate that is significantly lower than the expiring rate, possibly resulting in decreased cash flows.  Bankruptcy or a material adverse change in the financial condition of any significant tenant at the Property would likely cause a material adverse effect.

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

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007.

Revenue

Total revenue decreased by $0.1 million to $2.5 million for the three months ended June 30, 2008 as compared to $2.6 million for the same period in 2007. The decrease was primarily due to a decrease in recovery of expenses. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses were $1.6 million for the three months ended June 30, 2008 and 2007.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007.

Revenue

Total revenue increased by $0.1 million to $5.2 million for the six months ended June 30, 2008, as compared to $5.1 million for the same period in 2007. The increase was primarily due to an increase in recovery of expenses. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately by $0.1 million to $3.2 million for the six months ended June 30, 2008 as compared to $3.1 million for the same period in 2007.  This increase was primarily attributable to an increase in real estate taxes between the periods.

Liquidity and Capital Resources

Cash and cash equivalents were $8.3 million at June 30, 2008 and $8.9 million at December 31, 2007. The $0.6 million decrease for the six months ended June 30, 2008 is attributable to approximately $2.8 million provided by operating activities, which was offset by $3.4 million used for financing activities.

Management believes that existing cash and cash equivalents as of June 30, 2008 of $8.3 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $2.8 million is primarily attributable to net income of approximately $2.1 million plus the add-back of $1.2 million of depreciation and amortization and a $0.3 million decrease in operating assets, which was partially offset by a $0.8 million decrease in accounts payable and accrued expenses.  The decrease in accounts payable and accrued expenses was primarily a result the timing of real estate tax payments compared to the accrual of the related expenses.

Investing Activities

Cash used for investing activities of $27,000 was primarily for capital expenditures.

Financing Activities

Cash used for financing activities of $3.4 million was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and dividends paid to equity holders.  As of June 30, 2008, we had approximately $1.9 million in accrued liabilities and no long-term debt.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the six months ended June 30, 2008 and 2007, management fees paid were $56,000 and $50,000, respectively.

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding.  Subsequent to the completion of the placement of our preferred stock in August 2005, Franklin Street has not been entitled to share in our earnings or any related dividend.

Concentration of Credit Risks

For the six months ended June 30, 2008 and 2007, 100% of the Property’s rental income was derived from our lease with Tenet Hospitals, with the lease being fully guaranteed by Tenet Healthcare Corporation (NYSE: THC).  We refer to Tenet Hospitals and Tenet Healthcare Corporation collectively as Tenet. Our lease with Tenet Hospitals expires on December 31, 2009 and, on August 7, 2008, Tenet Hospitals announced that it will be relocating to a different property location following the expiration of its lease. Because the Property currently serves as the worldwide headquarters for Tenet, future receipts are dependent upon the financial strength of the lessee and its ability to perform under the lease agreement.  Tenet’s filings with the Securities and Exchange Commission are publicly available.

Tenet had total current assets of $2.8 billion and $2.6 billion, total assets of $8.2 billion and $8.4 billion, total current liabilities of $2.0 billion and $2.0 billion, total liabilities of $8.2 billion and $8.3 billion and total shareholder’s equity of $29 million and $54 million at June 30, 2008 and December 31, 2007, respectively.  Tenet had net income (losses) from continuing operations before income taxes of ($35) million and ($27) million for the three months ended June 30, 2008 and 2007, respectively.  Tenet had net income (losses) of ($15) million and ($30) million for the three months ended June 30, 2008 and 2007, respectively.  Tenet had net income (losses) from continuing operations before income taxes of ($53) million and ($25) million for the six months ended June 30, 2008 and 2007, respectively.  Tenet had net income (losses) of ($46) million and $45 million for the six months ended June 30, 2008 and 2007, respectively.

All of the information set forth above regarding Tenet comes from Tenet's filings with the Securities and Exchange Commission and we have not independently verified its accuracy.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Not applicable.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP GALLERIA NORTH CORP.

Date	Signature	Title

Date: August 8, 2008	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 8, 2008	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.