Form 10-Q
period 2008-09-30
FSP GALLERIA NORTH CORP
filed 2008-11-14
CIK 1310157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860 each as of November 10, 2008.

FSP Galleria North Corp.

Form 10-Q

Quarterly Report
September 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FSP Galleria North Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	September 30, 2008	December 31, 2007

Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Buildings and improvements	58,505	58,461
Fixtures and equipment	27	-
	64,067	63,996

Less accumulated depreciation	5,935	4,809

Real estate investments, net	58,132	59,187

Acquired real estate leases, net of accumulated amortization of $2,726 and $2,210, respectively	888	1,404
Acquired favorable real estate leases, net of accumulated amortization of $1,174 and $952, respectively	383	605
Cash and cash equivalents	7,873	8,908
Tenant rent receivable	174	324
Step rent receivable	39	63
Prepaid expenses and other assets	48	50

Total assets	$67,537	$70,541

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,705	$2,743

Total liabilities	1,705	2,743

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares
authorized, issued and outstanding,
aggregate liquidation preference $86,000
at September 30, 2008 and December 31, 2007	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	78,956	78,956
Distributions in excess of retained earnings	(13,124)	(11,158)

Total Stockholders’ Equity	65,832	67,798

Total Liabilities and Stockholders’ Equity	$67,537	$70,541
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2008	2007	2008	2007

Revenues:
Rental	$2,756	$2,826	$7,947	$7,883

Total revenue	2,756	2,826	7,947	7,883

Expenses:

Rental operating expenses	828	716	2,258	2,207
Real estate taxes and insurance	439	569	1,126	1,051
Depreciation and amortization	548	547	1,642	1,641

Total expenses	1,815	1,832	5,026	4,899

Income before interest income	941	994	2,921	2,984

Interest income	51	91	153	254

Net income attributable to preferred stockholders	$992	$1,085	$3,074	$3,238

Weighted average number of preferred shares outstanding,
basic and diluted	860	860	860	860

Net income per preferred share, basic and diluted	$1,153	$1,262	$3,574	$3,765
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$3,074	$3,238
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,642	1,641
Amortization of favorable real estate leases	222	222
Changes in operating assets and liabilities:
Tenant rent receivable	150	43
Step rent receivable	24	24
Prepaid expenses and other assets	2	(19)
Accounts payable and accrued expenses	(1,066)	(1,350)

Net cash provided by operating activities	4,048	3,799

Cash flows from investing activities:
Purchase of real estate assets	(43)	-

Net cash used for investing activities	(43)	-

Cash flows from financing activities:
Distributions to stockholders	(5,040)	(5,041)

Net cash used for financing activities	(5,040)	(5,041)

Net decrease in cash and cash equivalents	(1,035)	(1,242)

Cash and cash equivalents, beginning of period	8,908	8,770

Cash and cash equivalents, end of period	$7,873	$7,528

Supplemental disclosure of cash flow information:

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$28	$-

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS No. 162 on the Company’s consolidated financial statements.

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

The Company’s adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S. federal jurisdiction and State of Texas jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2005 and thereafter.

3.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. (“Franklin Street”) and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice, effective at the end of the notice period.  For the nine months ended September 30, 2008 and 2007, management fees paid were $82,000 and $85,000, respectively.

4.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2008 and 2007.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

FSP Galleria North Corp.
Notes to Consolidated Financial Statements
(Unaudited)

6.	Cash Distributions

The Company’s declared and paid cash distributions were as follows:

Quarter Paid	Distributions Per Share	Total Distributions

First quarter of 2008	$ 1,995	$ 1,716,000
Second quarter of 2008	$ 1,947	$ 1,674,000
Third quarter of 2008	$ 1,919	$ 1,650,000

First quarter of 2007	$ 1,954	$ 1,680,000
Second quarter of 2007	$ 1,965	$ 1,691,000
Third quarter of 2007	$ 1,943	$ 1,670,000

7.	Subsequent Event

The Company declared a cash distribution of $1,860 per preferred share on October 17, 2008 to the holders of record of the Company’s Preferred Stock on October 31, 2008, payable on November 20, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation disruptions in the debt markets, changes in economic conditions in the market where we own the Property, changes in economic conditions in the United States, risks of a lessening of demand for the type of real estate owned by us, changes in the economic conditions of our sole tenant or its parent, the pending expiration of our sole tenant’s lease on December 31, 2009, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy, which may affect real estate values, occupancy levels and property income, may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to find a replacement tenant (or tenants) following the expiration of Tenet Hospitals’ lease on December 31, 2009.

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

For the nine months ended September 30, 2008, we believe that vacancy rates for Class A buildings in the Lower Tollway portion of the Far North Dallas submarket remained stable but over the next twelve months, vacancy rates may increase and rental rates may decrease.  Management does not know how long this trend will continue.  Following the expiration of the existing lease with Tenet Hospitals on December 31, 2009, we may not be able to re-lease all of the space and any space that is re-leased may be at a rate that is significantly lower than the expiring rate, possibly resulting in decreased cash flows.  Bankruptcy or a material adverse change in the financial condition of any significant tenant at the Property would likely cause a material adverse effect.

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

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007.

Revenue

Total revenue remained relatively unchanged at $2.8 million for the three months ended September 30, 2008 and 2007.

Expenses

Total expenses were $1.8 million for the three months ended September 30, 2008 and 2007.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

Revenue

Total revenue remained relatively unchanged at $7.9 million for the nine months ended September 30, 2008 and 2007.

Expenses

Total expenses increased approximately by $0.1 million to $5.0 million for the nine months ended September 30, 2008 as compared to $4.9 million for the same period in 2007.  This increase was primarily attributable to an increase in real estate taxes between the periods.

Liquidity and Capital Resources

Cash and cash equivalents were $7.9 million at September 30, 2008 and $8.9 million at December 31, 2007. The $1 million decrease for the nine months ended September 30, 2008 is attributable to approximately $4.0 million provided by operating activities, which was offset by $5.0 million used for financing activities.

Management believes that existing cash and cash equivalents as of September 30, 2008 of $7.9 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $4.0 million for the nine months ended September 30, 2008 is primarily attributable to net income of approximately $3.1 million plus the add-back of $1.9 million of depreciation and amortization and a $0.1 million decrease in operating assets, which was partially offset by a $1.1 million decrease in accounts payable and accrued expenses.  The decrease in accounts payable and accrued expenses was primarily a result the timing of real estate tax payments compared to the accrual of the related expenses.

Investing Activities

Cash used for investing activities of $43,000 for the nine months ended September 30, 2008 was primarily for capital expenditures.

Financing Activities

Cash used for financing activities of $5.0 million for the nine months ended September 30, 2008 was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and dividends paid to equity holders.  As of September 30, 2008, we had approximately $1.7 million in accrued liabilities and no long-term debt.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the nine months ended September 30, 2008 and 2007, management fees paid were $82,000 and $85,000, respectively.

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding.  Subsequent to the completion of the placement of our preferred stock in August 2005, Franklin Street has not been entitled to share in our earnings or any related dividend.

Concentration of Credit Risks

For the nine months ended September 30, 2008 and 2007, 100% of the Property’s rental income was derived from our lease with Tenet Hospitals, with the lease being fully guaranteed by Tenet Healthcare Corporation (NYSE: THC).  We refer to Tenet Hospitals and Tenet Healthcare Corporation collectively as Tenet.  Our lease with Tenet Hospitals expires on December 31, 2009 and, on August 7, 2008, Tenet Hospitals announced that it will be relocating to a different property location following the expiration of its lease.  Because the Property currently serves as the worldwide headquarters for Tenet, future receipts are dependent upon the financial strength of the lessee and its ability to perform under the lease agreement.  Tenet’s filings with the Securities and Exchange Commission are publicly available.

Tenet had total current assets of $2.8 billion and $2.6 billion, total assets of $8.3 billion and $8.4 billion, total current liabilities of $2.0 billion and $2.0 billion, total liabilities of $8.2 billion and $8.3 billion and total shareholder’s equity of $136 million and $54 million at September 30, 2008 and December 31, 2007, respectively.  Tenet had net income (losses) from continuing operations before income taxes of $110 million and ($31) million for the three months ended September 30, 2008 and 2007, respectively.  Tenet had net income (losses) of $104 million and ($59) million for the three months ended September 30, 2008 and 2007, respectively.  Tenet had net income (losses) from continuing operations before income taxes of $53 million and ($58) million for the nine months ended September 30, 2008 and 2007, respectively.  Tenet had net income (losses) of $58 million and ($14) million for the nine months ended September 30, 2008 and 2007, respectively.

All of the information set forth above regarding Tenet comes from Tenet's filings with the Securities and Exchange Commission and we have not independently verified its accuracy.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP GALLERIA NORTH CORP.

Date	Signature	Title

Date: November 14, 2008	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 14, 2008	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.