Form 10-Q
period 2009-03-31
FSP GALLERIA NORTH CORP
filed 2009-05-08
CIK 1310157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  000-51940

FSP Galleria North Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-1641289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES [X]	NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ ]	NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860 each as of May 4, 2009.

FSP Galleria North Corp.

Form 10-Q

Quarterly Report
March 31, 2009

Table of Contents
Page
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	2

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	3

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	4

Notes to Consolidated Financial Statements	5-6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	7-10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Item 4T. Controls and Procedures	11

Part II. Other Information

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6.Exhibits	12

Signatures	13

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FSP Galleria North Corp. Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value amounts)	March 31, 2009	December 31, 2008

Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Buildings and improvements	58,483	58,483
Fixtures and equipment	52	52
	64,070	64,070

Less accumulated depreciation	6,689	6,312

Real estate investments, net	57,381	57,758

Acquired real estate leases, net of accumulated amortization of $3,070 and $2,898, respectively	544	716
Acquired favorable real estate leases, net of accumulated amortization of $1,323 and $1,248, respectively	234	309
Cash and cash equivalents	7,003	9,265
Tenant rent receivable	162	156
Step rent receivable	23	31
Prepaid expenses and other assets	166	169

Total assets	$65,513	$68,404

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$719	$3,128

Total liabilities	719	3,128

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares authorized, issued and outstanding, aggregate liquidation preference $86,000 at March 31, 2009 and December 31, 2008	-	-

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	78,956	78,956
Distributions in excess of retained earnings	(14,162)	(13,680)

Total Stockholders’ Equity	64,794	65,276

Total Liabilities and Stockholders’ Equity	$65,513	$68,404
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp. Consolidated Statements of Operations (Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands, except shares and per share amounts)	2009	2008

Revenues:
Rental	$2,771	$2,653

Total revenue	2,771	2,653

Expenses:

Rental operating expenses	772	747
Real estate taxes and insurance	445	343
Depreciation and amortization	549	547

Total expenses	1,766	1,637

Income before interest income	1,005	1,016

Interest income	13	59

Net income attributable to preferred stockholders	$1,018	$1,075

Weighted average number of preferred shares outstanding,
basic and diluted	860	860

Net income per preferred share, basic and diluted	$1,184	$1,250
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$1,018	$1,075
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation and amortization	549	547
Amortization of favorable real estate leases	75	74
Changes in operating assets and liabilities:
Tenant rent receivable	(6)	119
Step rent receivable	8	8
Prepaid expenses and other assets	3	(74)
Accounts payable and accrued expenses	(2,409)	(951)

Net cash provided by (used for) operating activities	(762)	798

Cash flows from investing activities:
Purchase of real estate assets	-	-

Net cash used for investing activities	-	-

Cash flows from financing activities:
Distributions to stockholders	(1,500)	(1,716)

Net cash used for financing activities	(1,500)	(1,716)

Net decrease in cash and cash equivalents	(2,262)	(918)

Cash and cash equivalents, beginning of period	9,265	8,908

Cash and cash equivalents, end of period	$7,003	$7,990

Disclosure of non-cash investing activites:
Accrued costs for purchase of real estate assets	$-	$27
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

FSP Galleria North Corp. (the “Company”) was organized on September 21, 2004 as a corporation under the laws of the State of Delaware to purchase, own and operate a sixteen-story Class “A” office tower containing approximately 379,518 rentable square feet of space located on approximately 4.8 acres of land in Dallas, Texas (the “Property”).  The Company acquired the Property on October 14, 2004.  Franklin Street Properties Corp. (“Franklin Street”) (NYSE Amex: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”).  Between December 2004 and August 2005, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 860 shares of preferred stock, $.01 par value per share (the “Preferred Stock”) in the Company.  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

All references to the Company refer to FSP Galleria North Corp. and its consolidated subsidiaries, collectively, unless the content otherwise requires.

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS No. 162 on the Company’s consolidated financial statements.

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

The Company’s adoption of the provisions of FASB Interpretation No. 48. “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S. federal jurisdiction and State of Texas jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2005 and thereafter.

3.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the three months ended March 31, 2009 and 2008, management fees paid were $28,000 and $27,000, respectively.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock of the Company.

4.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2009 and 2008.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.	Cash Distributions

The Company’s board of directors declared and paid cash distributions were as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2009	$1,744	$1,500,000

First quarter of 2008	$1,995	$1,716,000

7.	Subsequent Event

The Company’s board of directors declared a cash distribution of $1,395 per share of Preferred Stock on April 17, 2009 to the holders of record of the Company’s Preferred Stock on April 30, 2009, payable on May 20, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, continued disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in the economic conditions of our sole tenant or its parent, the pending expiration of our sole tenant’s lease on December 31, 2009, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

For the three months ended March 31, 2009, we believe that vacancy rates began to increase and that rental rates began to decrease for Class A buildings in the Lower Tollway portion of the Far North Dallas submarket.  Continuing turmoil in the global financial markets has slowed the pace of leasing activity in the Dallas office market and may prolong the amount of time it takes to lease the Property after the expiration of our lease with Tenet Hospitals on December 31, 2009.

Given the amount of space that will need to be re-leased upon the expiration of Tenet Hospitals’ lease on December 31, 2009 and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  We may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of May 4, 2009, the Company had neither sought nor obtained a line of credit.  In addition, our board of directors has decided to reduce the amount of the dividend that it will distribute to the holders of our Preferred Stock for 2009 in order to build up a reserve that will be allocated to fund operating expenses in the event that the Property remains vacant for an extended period of time

In light of the current economic downturn, the potential for tenants to default on their leases or to seek the protection of bankruptcy laws has increased.  If any of our tenants (existing or future) defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.  Bankruptcy or a material adverse change in the financial condition of a material tenant would likely have a material adverse effect on our results of operations.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The Property is currently 100% leased to one tenant pursuant to a lease that was in place prior to the acquisition of the Property and that expires on December 31, 2009.

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008.

Revenue

Total revenue increased by $0.1 million to $2.8 million for the three months ended March 31, 2009, as compared to $2.7 million for the same period in 2008. The increase was primarily due to an increase in recovery of expenses. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately by $0.2 million to $1.8 million for the three months ended March 31, 2009 as compared to $1.6 million for the same period in 2008.  This increase was primarily attributable to an increase in real estate taxes between the periods due to tax abatements received in 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $7.0 million at March 31, 2009 and $9.3 million at December 31, 2008. The $2.3 million decrease for the three months ended March 31, 2009 is attributable to approximately $0.8 million used by operating activities and $1.5 million used for financing activities.

Management believes that existing cash and cash equivalents as of March 31, 2009 of $7.0 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $0.8 million for the three months ended March 31, 2009 is primarily attributable to net income of approximately $1.0 million plus the add-back of $0.6 million of depreciation and amortization, which was partially offset by a $2.4 million decrease in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses was primarily a result of the timing of real estate tax payments compared to the accrual of the related expenses.

Financing Activities

Cash used for financing activities of $1.5 million for the three months ended March 31, 2009 was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and dividends paid to equity holders.  As of March 31, 2009, we had approximately $0.7 million in accrued liabilities and no long-term debt.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the three months ended March 31, 2009 and 2008, management fees paid were $28,000 and $27,000, respectively.

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding.  Subsequent to the completion of the private placement of our preferred stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to our common stock.

Concentration of Credit Risks

For the three months ended March 31, 2009 and 2008, 100% of the Property’s rental income was derived from our lease with Tenet Hospitals, with the lease being fully guaranteed by Tenet Healthcare Corporation (NYSE: THC).  We refer to Tenet Hospitals and Tenet Healthcare Corporation collectively as Tenet.  The Property has been designated as the worldwide headquarters for Tenet.  As such, future receipts are dependent upon the financial strength of the lessee and its ability to perform under the lease agreement.  Tenet’s filings with the Securities and Exchange Commission are publicly available.

Tenet had total current assets of $2.6 billion and $2.7 billion, total assets of $8.1 billion and $8.2 billion, total current liabilities of $1.8 billion and $1.9 billion, total liabilities of $7.8 billion and $8.1 billion and total shareholder’s equity of $291 million and $103 million at March 31, 2009 and December 31, 2008, respectively.  Tenet had net income (losses) from continuing operations before income taxes of $199 million and $(22) million for the three months ended March 31, 2009 and 2008, respectively.  Tenet had net income (losses) of $178 million and $(31) million for the three months ended March 31, 2009 and 2008, respectively.

All of the information set forth above regarding Tenet comes from Tenet's filings with the Securities and Exchange Commission and we have not independently verified its accuracy.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Not applicable.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP GALLERIA NORTH CORP.

Date	Signature	Title

Date: May 8, 2009	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 8, 2009	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.