Form 10-Q
period 2009-06-30
FSP GALLERIA NORTH CORP
filed 2009-08-07
CIK 1310157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  000-51940

FSP Galleria North Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-1641289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES [ X ]	NO [ ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [ X ]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860 each as of July 31, 2009.

FSP Galleria North Corp.

Form 10-Q

Quarterly Report
June 30, 2009

Table of Contents

			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	2

		Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	3

		Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
			8-11
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4.	Controls and Procedures	12

	Item 4T.	Controls and Procedures	12

Part II.	Other Information

	Item 1.	Legal Proceedings	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

	Item 3.	Defaults Upon Senior Securities	13

	Item 4.	Submission of Matters to a Vote of Security Holders	13

	Item 5.	Other Information	13

	Item 6.	Exhibits	13

Signatures			14

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

FSP Galleria North Corp. Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except shares and par value amounts)	2009	2008

Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Buildings and improvements	58,483	58,483
Fixtures and equipment	52	52
	64,070	64,070

Less accumulated depreciation	7,066	6,312

Real estate investments, net	57,004	57,758

Acquired real estate leases, net of accumulated amortization of $3,242 and $2,898, respectively	372	716
Acquired favorable real estate leases, net of accumulated amortization of $1,398 and $1,248, respectively	159	309
Cash and cash equivalents	7,758	9,265
Tenant rent receivable	46	156
Step rent receivable	15	31
Prepaid expenses and other assets	561	169

Total assets	$65,915	$68,404

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,423	$3,128

Total liabilities	1,423	3,128

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares
authorized, issued and outstanding,
aggregate liquidation preference $86,000
at June 30, 2009 and December 31, 2008	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	78,956	78,956
Distributions in excess of retained earnings	(14,464)	(13,680)

Total Stockholders’ Equity	64,492	65,276

Total Liabilities and Stockholders’ Equity	$65,915	$68,404

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp. Consolidated Statements of Operations (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except shares and per share amounts)	2009	2008	2009	2008

Revenues:
Rental	$2,251	$2,538	$5,022	$5,191

Total revenue	2,251	2,538	5,022	5,191

Expenses:

Rental operating expenses	734	683	1,506	1,430
Real estate taxes and insurance	80	344	525	687
Depreciation and amortization	549	547	1,098	1,094

Total expenses	1,363	1,574	3,129	3,211

Income before interest income	888	964	1,893	1,980

Interest income	10	43	23	102

Net income attributable to preferred stockholders	$898	$1,007	$1,916	$2,082

Weighted average number of preferred shares outstanding,
basic and diluted	860	860	860	860

Net income per preferred share, basic and diluted	$1,044	$1,171	$2,228	$2,421

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$1,916	$2,082
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,098	1,094
Amortization of favorable real estate leases	150	148
Changes in operating assets and liabilities:
Tenant rent receivable	110	260
Step rent receivable	16	16
Prepaid expenses and other assets	(392)	6
Accounts payable and accrued expenses	(1,705)	(804)

Net cash provided by operating activities	1,193	2,802

Cash flows from investing activities:
Purchase of real estate assets	-	(27)

Net cash used for investing activities	-	(27)

Cash flows from financing activities:
Distributions to stockholders	(2,700)	(3,390)

Net cash used for financing activities	(2,700)	(3,390)

Net decrease in cash and cash equivalents	(1,507)	(615)

Cash and cash equivalents, beginning of period	9,265	8,908

Cash and cash equivalents, end of period	$7,758	$8,293

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.      Organization, Basis of Presentation, Financial Instruments and Recent Accounting Pronouncements

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

All references to the Company refer to FSP Galleria North Corp. and its consolidated subsidiaries, collectively, unless the context otherwise requires.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

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

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

FSP Galleria North Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.      Organization, Basis of Presentation, Financial Instruments and Recent Accounting Pronouncements (continued)

Recent Accounting Pronouncements (continued)

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ (Codification) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the impact of SFAS No. 168 on the Company’s consolidated financial statements.

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

3.      Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For each of the six months ended June 30, 2009 and 2008, management fees paid were $56,000.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock of the Company.

4.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2009 and 2008.

FSP Galleria North Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

5.      Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.      Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2009	$1,744	$1,500,000
Second quarter of 2009	$1,395	$1,200,000
First quarter of 2008	$1,995	$1,716,000
Second quarter of 2008	$1,947	$1,674,000

7.      Subsequent Event

The Company’s board of directors declared a cash distribution of $1,395 per share of Preferred Stock on July 17, 2009 to the holders of record of the Company’s Preferred Stock on July 31, 2009, payable on August 20, 2009.

The Company has evaluated all subsequent events through August 7, 2009, the date the consolidated financial statements were issued.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to find a replacement tenant (or tenants) following the expiration of Tenet Hospitals’ lease on December 31, 2009.

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

For the three months ended June 30, 2009, we believe that vacancy rates continued to increase and that rental rates continued to decrease for Class A buildings in the Lower Tollway portion of the Far North Dallas submarket.  Continuing turmoil in the global financial markets has slowed the pace of leasing activity in the Dallas office market and may prolong the amount of time it takes to lease the Property after the expiration of our lease with Tenet Hospitals on December 31, 2009.

Given the amount of space that will need to be re-leased upon the expiration of Tenet Hospitals’ lease on December 31, 2009 and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  We may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of July 31, 2009, the Company had neither sought nor obtained a line of credit.  In addition, our board of directors has decided to reduce the amount of the dividend that it will distribute to the holders of our Preferred Stock for 2009 in order to build up a reserve that will be allocated to fund operating expenses in the event that the Property remains vacant for an extended period of time

In light of the current economic downturn, the potential for tenants to default on their leases or to seek the protection of bankruptcy laws has increased.  If any of our tenants (existing or future) defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.  Bankruptcy or a material adverse change in the financial condition of a material tenant would likely have a material adverse effect on our results of operations.

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

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008.

Revenue

Total revenue decreased by $0.2 million to $2.3 million for the three months ended June 30, 2009, as compared to $2.5 million for the same period in 2008. The decrease was primarily due to a decrease in recovery of expenses. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses decreased approximately by $0.2 million to $1.4 million for the three months ended June 30, 2009 as compared to $1.6 million for the same period in 2008.  This decrease was primarily attributable to a decrease in real estate taxes between the periods due to tax abatements.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008.

Revenue

Total revenue decreased by $0.2 million to $5.0 million for the six months ended June 30, 2009, as compared to $5.2 million for the same period in 2008. The decrease was primarily due to a decrease in recovery of expenses. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses decreased approximately by $0.1 million to $3.1 million for the six months ended June 30, 2009 as compared to $3.2 million for the same period in 2008.  This decrease was primarily attributable to a decrease in real estate taxes of $0.2 million, which was offset by an  increase in operating expenses of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were $7.8 million at June 30, 2009 and $9.3 million at December 31, 2008. The $1.5 million decrease for the six months ended June 30, 2009 is attributable to approximately $1.2 million provided by operating activities, which was offset by $2.7 million used for financing activities.

Management believes that existing cash and cash equivalents as of June 30, 2009 of $7.8 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $1.2 million for the six months ended June 30, 2009 is primarily attributable to net income of approximately $2.0 million plus the add-back of $1.2 million of depreciation and amortization, which was offset by a $0.3 million increase in tenant rent receivable and other assets and a $1.7 million decrease in accounts payable and accrued expenses.  The decrease in accounts payable and accrued expenses was primarily a result of the timing of real estate tax payments compared to the accrual of the related expenses

Financing Activities

Cash used for financing activities of $2.7 million for the six months ended June 30, 2009 was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and dividends paid to equity holders.  As of June 30, 2009, we had approximately $1.4 million in accrued liabilities and no long-term debt.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For each of the six months ended June 30, 2009 and 2008, management fees paid were $56,000.

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding.  Subsequent to the completion of the private placement of our preferred stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to our common stock.

Concentration of Credit Risks

For the six months ended June 30, 2009 and 2008, 100% of the Property’s rental income was derived from our lease with Tenet Hospitals, with the lease being fully guaranteed by Tenet Healthcare Corporation (NYSE: THC).  We refer to Tenet Hospitals and Tenet Healthcare Corporation collectively as Tenet.  The Property has been designated as the worldwide headquarters for Tenet.  As such, future receipts are dependent upon the financial strength of the lessee and its ability to perform under the lease agreement.  Tenet’s filings with the Securities and Exchange Commission are publicly available.

Tenet had total current assets of $2.6 billion and $2.7 billion, total assets of $7.9 billion and $8.2 billion, total current liabilities of $1.7 billion and $1.9 billion, total liabilities of $7.6 billion and $8.0 billion and total shareholder’s equity of $286 million and $103 million at June 30, 2009 and December 31, 2008, respectively.  Tenet had net income (losses) from continuing operations before income taxes of $7 million and $(33) million for the three months ended June 30, 2009 and 2008, respectively.  Tenet had net losses of $(15) million and $(15) million for the three months ended June 30, 2009 and 2008, respectively.   Tenet had net income (losses) from continuing operations before income taxes of $209 million and ($54) million for the six months ended June 30, 2009 and 2008, respectively.  Tenet had net income (losses) of $163 million and ($46) million for the six months ended June 30, 2009 and 2008, respectively.

All of the information set forth above regarding Tenet comes from Tenet's filings with the Securities and Exchange Commission and we have not independently verified its accuracy.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Not applicable.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP GALLERIA NORTH CORP.

Date	Signature	Title

Date: August 7, 2009	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 7, 2009	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.