Form 10-K
period 2009-12-31
FSP GALLERIA NORTH CORP
filed 2010-03-12
CIK 1310157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-51940

FSP Galleria North Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-1641289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes __  No X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  __   No X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __ No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  __  No X.

As of June 30, 2009, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 860, each as of February 28, 2010.

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I		1
Item 1.	Business.	1
Item 1A.	Risk Factors.	4
Item 1B.	Unresolved Staff Comments.	4
Item 2.	Properties.	5
Item 3.	Legal Proceedings.	5
Item 4.	Removed and Reserved.	5

PART II		6
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	6
Item 6.	Selected Financial Data.	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	12
Item 8.	Financial Statements and Supplementary Data.	12
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	12
Item 9A.	Controls and Procedures.	12
Item 9A(T).	Controls and Procedures.	12
Item 9B.	Other information.	13

PART III		14
Item 10.	Directors, Executive Officers and Corporate Governance.	14
Item 11.	Executive Compensation.	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	15
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	17
Item 14.	Principal Accounting Fees and Services.	17

PART IV		19
Item 15.	Exhibits, Financial Statement Schedules.	19

SIGNATURES		20

PART I

Item 1.	Business

History

Our company, FSP Galleria North Corp., which individually or together with its subsidiaries, we refer to as Galleria, the Company, we or our, is a Delaware corporation formed to purchase, own and operate a sixteen-story Class “A” office tower containing approximately 379,518 rentable square feet and its associated infrastructure located on approximately 4.8 acres of land in Dallas, Texas, which we refer to as the Property.  We operate in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

We were organized initially in September 2004 by FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE Amex: FSP).  FSP Investments LLC, or FSP Investments, acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of real estate by the Company and (c) the sale of preferred stock in the Company.

Franklin Street holds the sole share of the Company’s common stock, $.01 par value per share, which we refer to as the Common Stock.  Between December 2004 and August 2005, FSP Investments completed an offering on a best efforts basis of 860 shares of the Company’s preferred stock, $.01 par value per share, which we refer to as the Preferred Stock.  We sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.  Between December 31, 2004 and August 23, 2005, the Company held 18 investor closings, at each of which shares of Preferred Stock were sold and funds were received.  Funds from each individual closing were used to repay the loan from Franklin Street and associated fees as well as other expenses payable to FSP Investments.  The use of proceeds received and affiliates receiving payments are set forth in the table below:

Use of proceeds:

Type	Affiliate paid	Amount
Real Estate Capital Requirements:
Operating/Capital Reserve (1)		$4,815,000
Offering and Other Costs:
Organizational, Offering and
Other Expenditures for the Company(2)	FSP Investments LLC	430,000
Selling Commissions(3)	FSP Investments LLC	6,880,000
Acquisition-Related Costs:
Purchase Price of the Property(4)	Franklin Street Properties Corp.	68,500,000
Loan Fee Paid to Franklin Street (5)(6)	Franklin Street Properties Corp.	4,945,000
Acquisition Fee(6)	FSP Investments LLC	430,000
Total Uses of Gross Offering Proceeds		$86,000,000

(1)	The Operating/Capital Reserve proceeds were retained by the Company for operating and capital uses.
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

Our Business

Our sole business is to own and operate the Property and we do not intend to invest in or purchase any additional properties.  We derive rental revenue from income paid to us by tenants of the Property.  Asset and property management services are provided by third parties.

The Property was completed in 1999 and was leased in its entirety (100%) through December 31, 2009 to Tenet Hospitals Limited, which we refer to as Tenet Hospitals, with the lease fully guaranteed by Tenet Healthcare Corporation (NYSE: THC).  The Property is currently vacant.

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

Hines Interests Limited Partnership, or Hines, provides the Company with day-to-day property management services relating to the operation of the Property.  Hines is a third-party service provider that is not related to or affiliated with Franklin Street.  The management agreement between the Company and Hines requires the Company to pay Hines a monthly fee equal to two and one-half percent (2.5%) of the net operating receipts collected in the preceding month.  The management agreement between the Company and Hines may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period.

Investment Objectives

With the departure of Tenet Hospitals as our tenant, our objectives are to (i) re-lease and stabilize the Property, (ii) once re-leased and stabilized, consider a potential sale of the Property, (iii) increase the value of the shares of our Preferred Stock as a result of appreciation in market value of the Property, and (iv) preserve and protect the capital invested by the holders of our Preferred Stock.  We cannot be sure of meeting our objectives.

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

We intend to dispose of the Property at such time that our directors determine that we have achieved our investment objectives.  We do not intend to reinvest the proceeds of any such disposition.  We also do not intend to list our shares of Preferred Stock on an exchange and therefore do not expect any trading market to develop in such shares.

We have the right to obtain a line of credit as described below.

Revolving Line of Credit

Given the amount of space that needs to be re-leased following the departure of Tenet Hospitals on December 31, 2009 and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of February 28, 2010, the Company had neither sought nor obtained a line of credit.

Competition

The economy in the United States is continuing to experience significant disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  Management believes that the current disruptions in the U.S. economy have negatively impacted our ability to re-lease the space vacated by Tenet Hospitals on December 31, 2009.  These disruptions may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to find a replacement tenant (or tenants) for Tenet Hospitals.

The Property is located within the Dallas/Fort Worth Metroplex office market and, more specifically, within the Class “A” office segment of the Lower Tollway portion of the Far North Dallas submarket.  The Property is currently vacant following the departure of Tenet Hospitals on December 31, 2009.  As a result, the Property is competing against the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may be more attractive to tenants.  In order to secure a replacement tenant or tenants, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location.  Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services.  On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level.  If, at any time, there is not significant competition for the Property (as a result of lack of vacancy in competing buildings or otherwise), our competitors may decide to enter the market and build new buildings to compete with the Property.  Our competition is not only with other developers, but also with property users who choose to own their building or a portion of the building in the form of an office condominium, larger market forces (including the current disruptions in the U.S. economy described above, changes in interest rates and tax treatment) that increase competition among landlords for quality tenants and individual decisions beyond our control.

Management believes that the Property will attract prospective tenants seeking quality office suites in Class A office buildings in the Lower Tollway submarket of Far North Dallas.  Accordingly, management has hired an architect and begun the process of repositioning the Property to attract a wide variety of prospective tenants.  Although subject to change, management is planning to feature a large conference center and a brand new fitness center that could be viewed as highly-desirable amenities for prospective tenants.  In addition, during the fourth quarter of 2009, management successfully led the effort to cause the Property to achieve LEED® Gold Certification by the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance (“LEED-EB: O&M”).  In fact, the Property was the first commercial building in Dallas, Texas to be awarded the highly-esteemed Gold Certification for LEED-EB: O&M.

Employees

We had no employees as of December 31, 2009.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC).  This Annual Report on Form 10-K and other reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 am to 3:00 pm.  Such reports, proxy and information statements, if any, and other information about issuers that file electronically with the SEC may also be obtained from the web site that the SEC maintains at http://www.sec.gov.  Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Set forth below is information regarding the Property as of December 31, 2009:

			Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/09	of Tenants	Name of Major Tenant

13737 Noel Road	10/14/04	379,518	0%	0	N/A
Dallas, TX 75240

Completed in 1999, the Property is a sixteen-story Class “A” office tower containing approximately 379,518 rentable square feet and its associated infrastructure located on approximately 4.8 acres of land located in Dallas, Texas.  We acquired fee title to the Property through a limited partnership, all of whose equity interest is owned, directly or indirectly, by the Company on October 14, 2004.  The Property was leased in its entirety (100%) through December 31, 2009 to Tenet Hospitals, with the lease being fully guaranteed by Tenet Healthcare Corporation (NYSE: THC).  The Property is currently vacant.

In the opinion of our management, the Property is adequately covered by insurance.  The Property is not currently encumbered by any mortgage indebtedness.  Management has hired an architect and begun the process of repositioning the Property to attract a wide variety of prospective tenants.  Although subject to change, management is planning to feature a large conference center and a brand new fitness center that could be viewed as highly-desirable amenities for prospective tenants.

Additional Operating Data

Additional information regarding the amount of the Property’s annual realty taxes and insurance can be found in the Statements of Operations in the financial statements that are included with this Annual Report on Form 10-K.  Additional information regarding the Property’s Federal tax basis, rate, method and life claimed for purposes of depreciation can be found in the Notes to Financial Statements that are included with this Annual Report on Form 10-K.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Common Stock or Preferred Stock.

As of February 28, 2010, Franklin Street was the sole holder of record of the Common Stock and there were 845 holders of record of the Preferred Stock.  This computation is based upon the number of record holders reflected in our corporate records.  The final sale of Preferred Stock occurred on August 23, 2005.  The last Common Stock dividend was declared on October 22, 2005 and was paid on November 16, 2005; no further dividends will be declared on the Common Stock.

Set forth below are the distributions made to holders of Preferred Stock in respect of each quarter from the last two fiscal years.  Distributions are determined based on the Company’s Board of Directors’ review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust.  We cannot guarantee the future payment of dividends or the amount of any such dividends.  See Note 4 of the Notes to Financial Statements for additional information.

Distributions to
Preferred Shareholders
Quarter	of FSP Galleria North
Ended	Corp.

March 31, 2008	1,715,700
June 30, 2008	1,674,420
September 30, 2008	1,650,340
December 31, 2008	1,599,600

March 31, 2009	1,499,840
June 30, 2009	1,199,700
September 30, 2009	1,199,700
December 31, 2009	1,199,700

The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2009		2008
	Preferred	%	Preferred	%
Ordinary income	$4,818	94%	$5,078	76%
Return of Capital	281	6%	1,562	24%

Total	$5,099	100%	$6,640	100%

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company’s Common Stock.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, the attractiveness of the Property to prospective tenants, our ability to find a replacement tenant or tenants for the space vacated by Tenet Hospitals, continued disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

We own and operate a sixteen-story Class A suburban office tower located in Dallas, Texas containing approximately 379,518 square feet of rentable space located on approximately 4.8 acres of land, which we refer to as the Property.  The Property was 100% leased to a single tenant, Tenet Hospitals Limited, which we refer to as Tenet Hospitals, whose lease expired on December 31, 2009.  The Property is currently vacant.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience significant disruptions, including high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  We believe that the current disruptions in the U.S. economy have negatively impacted our ability to re-lease the space vacated by Tenet Hospitals on December 31, 2009.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to find a replacement tenant (or tenants) for Tenet Hospitals.

Real Estate Operations

On December 31, 2009, our lease with Tenet Hospitals expired and the Property is currently vacant.  Management had planned for this vacancy and is aggressively working with its local leasing team to re-lease the Property.  However, we may not be able to re-lease all of the space and any space that is re-leased may be at a rate that is significantly lower than the rate paid by Tenet Hospitals.

It is difficult for management to predict what will happen to occupancy and rents at the Property in the future because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism.  In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or potential replacement tenants will suffer or benefit from changes in the larger economy.  In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on potential replacement tenants, some of which may operate on a national level.

For the three months ended December 31, 2009, we believe that vacancy rates continued to increase and that rental rates continued to decrease for Class A buildings in the Lower Tollway portion of the Far North Dallas submarket.  This trend may continue or improve in the future.  Continuing economic turmoil has slowed the pace of leasing activity in the Dallas office market and will likely prolong the amount of time it takes to re-lease the Property.

Management believes that the Property will attract prospective tenants seeking quality office suites in Class A office buildings in the Lower Tollway submarket of Far North Dallas.  Accordingly, management has hired an architect and begun the process of repositioning the Property to attract a wide variety of prospective tenants.  Although subject to change, management is planning to feature a large conference center and a brand new fitness center that could be viewed as highly-desirable amenities for prospective tenants.  In addition, during the fourth quarter of 2009, management successfully led the effort to cause the Property to achieve LEED® Gold Certification by the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance, which we refer to as LEED-EB: O&M.  In fact, the Property was the first commercial building in Dallas, Texas to be awarded the highly-esteemed Gold Certification for LEED-EB: O&M.

In anticipation of the current vacancy and the increasing possibility of a prolonged economic downturn, we reduced the amount of our dividend distributions for calendar year 2009 and, more recently, suspended dividend distributions for 2010 and the foreseeable future in order to build up a reserve that could be utilized to fund operating and/or leasing costs.  In addition, the majority of the approximately $4.8 million operating/capital reserve from the original private placement offering of our Preferred Stock is available to help fund operating and/or leasing costs.

Given the amount of space that needs to be re-leased following the departure of Tenet Hospitals on December 31, 2009 and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  We may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of February 28, 2010, the Company had neither sought nor obtained a line of credit.

In light of the current economic downturn, the potential for tenants to default on their leases or to seek the protection of bankruptcy laws has increased.  If any of our future tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.  Bankruptcy or a material adverse change in the financial condition of a material tenant would likely have a material adverse effect on our results of operations.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations and that require significant management estimates and judgments, are discussed below.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.  These policies affect our:

•	recognition of rental income and depreciation and amortization expense; and
•	assessment of the carrying values and impairments of long-lived assets.

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

In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement, which was effective for financial periods ending after June 15, 2009.

Results of Operations

The Property was leased in its entirety (100%) through December 31, 2009 to Tenet Hospitals and is currently vacant.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008.

Revenue

Total revenue decreased $1.2 million to $9.7 million for the year ended December 31, 2009, as compared to $10.9 million for the year ended December 31, 2008.  This decrease was primarily due to a decrease in recovery of expenses, which was primarily a result of a decrease in property taxes.  The majority of recoverable operating expenses were real estate taxes and insurance expenses.

Expenses

Total expenses decreased approximately $0.8 million to $6.1 million for the year ended December 31, 2009 as compared to $6.9 million for the year ended December 31, 2008.  This decrease was primarily due to a decrease in property taxes.

Liquidity and Capital Resources

Cash and cash equivalents increased $0.2 million to $9.5 million at December 31, 2009 as compared to $9.3 million at December 31, 2008.  The increase was attributable to $5.3 million provided by operating activities, which was offset by approximately $5.1 million used for investing and financing activities.

Management believes that the existing cash and cash equivalents as of December 31, 2009 of $9.5 million will be sufficient to meet operational needs, working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $5.3 million for the year ended December 31, 2009 was primarily attributable to net income of approximately $3.6 million plus the add-back of $2.7 million of non-cash activities, which was partially offset by a $1.0 million decrease in accounts payable and accrued expenses.

Investing Activities

Cash used for investing activities of $8,000 for the year ended December 31, 2009 was primarily used for capital expenditures.

Financing Activities

Cash used for financing activities of $5.1 million for the year ending December 31, 2009 was attributable to distributions to stockholders.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and dividends paid to equity holders.  As of December 31, 2009, we had approximately $2.0 million in accrued liabilities and no long-term debt.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

   Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period.  For the years ended December 31, 2009 and 2008, management fees paid were $109,000 and $111,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in August 2005, the last Common Stock dividend was declared on October 22, 2005 and was paid on November 16, 2005.  Since that time, Franklin Street has not been entitled to share in any earnings nor any dividend as a result of its ownership of the Common Stock of the Company.

Concentration of Credit Risks

For the years ended December 31, 2009 and 2008, 100% of the Property’s rental income was derived from a lease with Tenet Hospitals, with the lease being fully guaranteed by Tenet Healthcare Corporation (NYSE: THC).  We refer to Tenet Hospitals and Tenet Healthcare Corporation collectively as Tenet. Our lease with Tenet expired on December 31, 2009 and the Property is currently vacant.  Tenet’s filings with the Securities and Exchange Commission are publicly available.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. This management report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2010 is set forth below.  All of our directors bring to our Board a wealth of executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street and employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 61, is President and a director of the Company.  Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).  Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license.

Barbara J. Fournier, age 54, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company.  Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street.  In 2008, Ms. Fournier became an Executive Vice President of Franklin Street.  Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates.  From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial.  Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group.  From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration.  Ms. Fournier attended Northeastern University and the New York Institute of Finance.  Ms. Fournier is a member of the NYSE Amex Listed Company Council.  Ms. Fournier is a FINRA General Securities Principal (Series 24).  She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license.

William W. Gribbell, age 50, is an Executive Vice President and a director of the Company.  Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates.  Mr. Gribbell is a graduate of Boston University (B.A.).  Mr. Gribbell holds a FINRA Series 7 general securities license.

R. Scott MacPhee, age 52, is an Executive Vice President and a director of the Company.  Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates.  Mr. MacPhee attended American International College.  Mr. MacPhee holds a FINRA Series 7 general securities license.

Janet Prier Notopoulos, age 62, is a Vice President and a director of the Company.  In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates.  Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal.  Each of the above persons has been associated with us in the positions described above since our inception in 2004.  Each of them is an employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, which is the sole owner of the Common Stock.  Each of our officers serves in that capacity at the request of Franklin Street.

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

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2009 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street’s request without compensation.  Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC).  Franklin Street’s common stock is traded on the NYSE Amex under the symbol “FSP”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2010 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group.  To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 5 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Edward Darman Company Limited Partnership(3)	60	6.98%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)(4)	0.25	0.029%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 5 persons)(3)	0.25	0.029%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.

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

(4)	The fractional share is held by Mr. Gribbell’s spouse.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Messrs. Carter, MacPhee and Gribbell and Mses. Fournier and Notopoulos, each of whom is an executive officer of the Company, are executive officers of Franklin Street and, except for Messrs. MacPhee and Gribbell, are directors of Franklin Street.  None of such persons received any remuneration from the Company for their services.

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period.  For the years ended December 31, 2009 and 2008, management fees paid were $109,000 and $111,000, respectively.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in August 2005, the last Common Stock dividend was declared on October 22, 2005 and was paid on November 16, 2005.  Since that time, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system.  None of our directors qualifies as “independent” under the standards of the NYSE Amex, where Franklin Street is listed.

Item 14.	Principal Accounting Fees and Services

Independent Auditor Fees and Other Matters

The following tables summarize the aggregate fees billed by the Company’s independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category	2009	2008
Audit Fees (1)	$65,650	$63,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	5,250	5,000
All Other Fees (4)	-	-
	$70,900	$68,000

(1)
Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under “Audit Fees”.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services.   Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 in 2009 and $5,000 in 2008 of the total tax fees incurred.

(4)	The Company was not billed by its independent registered public accounting firm in 2009 or 2008 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 12, 2010 by the undersigned, thereunto duly authorized.

FSP GALLERIA NORTH CORP.

By:	/s/ George J. Carter
George J. Carter
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 12, 2010

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010

/s/ R. Scott MacPhee R. Scott MacPhee	Director, Executive Vice President	March 12, 2010

/s/ William W. Gribbell William W. Gribbell	Director, Executive Vice President	March 12, 2010

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 12, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

10.1	Asset Management Agreement, incorporated herein by reference to Exhibit 10.5 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

31.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FSP Galleria North Corp.

 [LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
FSP Galleria North Corp.
Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP Galleria North Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP Galleria North Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC
Newton, Massachusetts
March 12, 2010

FSP Galleria North Corp. Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2009	2008
Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Buildings and improvements	58,491	58,483
Fixtures and equipment	69	52
	64,095	64,070

Less accumulated depreciation	7,820	6,312

Real estate investments, net	56,275	57,758

Acquired real estate lease, net of accumulated amortization of $0 and $2,898, respectively	-	716
Acquired favorable real estate lease, net of accumulated amortization of $0 and $1,248, respectively	-	309
Cash and cash equivalents	9,480	9,265
Tenant rent and other receivable, less allowance for doubtful accounts of $196 and $0, respectively	77	297
Step rent receivable	-	31
Prepaid expenses and other assets	31	28

Total assets	$65,863	$68,404

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,028	$3,128

Total liabilities	2,028	3,128

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares
authorized, issued and outstanding at
December 31, 2009 and 2008, aggregate
liquidation preference $86,000	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	78,956	78,956
Distributions in excess of retained earnings (deficit)	(15,121)	(13,680)

Total Stockholders’ Equity	63,835	65,276

Total Liabilities and Stockholders’ Equity	$65,863	$68,404

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp. Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except per share and share amount)	2009	2008

Revenues:
Rental	$9,705	$10,862

Total revenue	9,705	10,862

Expenses:

Rental operating expenses	3,155	2,971
Real estate taxes and insurance	709	1,739
Depreciation and amortization	2,224	2,191

Total expenses	6,088	6,901

Income before interest income	3,617	3,961

Interest income	41	157

Net income attributable to preferred stockholders	$3,658	$4,118

Weighted average number of preferred shares outstanding, basic and diluted	860	860

Net income per preferred share, basic and diluted	$4,253	$4,788
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2008 and 2009

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Retained Earnings (Deficit)	Total Stockholders' Equity

Balance, January 1, 2008	$-	$-	$78,956	$(11,158)	$67,798

Distributions - preferred stockholders
or $7,721 per preferred share	-	-	-	(6,640)	(6,640)

Net income	-	-	-	4,118	4,118

Balance, December 31, 2008	-	-	78,956	(13,680)	65,276

Distributions - preferred stockholders
or $5,929 per preferred share	-	-	-	(5,099)	(5,099)

Net income	-	-	-	3,658	3,658

Balance, December 31, 2009	$-	$-	$78,956	$(15,121)	$63,835
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$3,658	$4,118
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,224	2,191
Amortization of favorable real estate lease	309	296
Increase in bad debt reserve	196	-
Changes in operating assets and liabilities:
Tenant rent and other receivable	24	27
Step rent receivable	31	32
Prepaid expenses and other assets	(3)	22
Accounts payable and accrued expenses	(1,117)	385

Net cash provided by operating activities	5,322	7,071

Cash flows from investing activities:
Purchase of real estate assets	(8)	(74)

Net cash used for investing activities	(8)	(74)

Cash flows from financing activities:
Distributions to stockholders	(5,099)	(6,640)

Net cash used for financing activities	(5,099)	(6,640)

Net increase in cash and cash equivalents	215	357
Cash and cash equivalents, beginning of year	9,265	8,908
Cash and cash equivalents, end of year	$9,480	$9,265

Supplemental disclosure of cash flow information:

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$17	$-

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
 Notes to Consolidated Financial Statements

1.      Organization

FSP Galleria North Corp. (the “Company”) was organized on September 21, 2004 as a corporation under the laws of the State of Delaware to purchase, own and operate a sixteen-story Class “A” office tower containing approximately 379,518 rentable square feet of space located on approximately 4.8 acres of land in Dallas, Texas (the “Property”).  The Company acquired the Property on October 14, 2004.  Franklin Street Properties Corp. (“Franklin Street”) (NYSE Amex: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”).  Between December 2004 and August 2005, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 860 shares of the Company’s preferred stock, $.01 par value per share (the “Preferred Stock”).  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

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

ESTIMATES AND ASSUMPTIONS

The Company prepares its consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 2008 financial statements have been reclassified to conform to the current year presentation.  There was no effect on the reported net income for 2008.

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

Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

Category	Years
Building - Commercial	39
Building Improvements	15-39
Fixtures and Equipment	5-7

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows.  At December 31, 2009 and 2008, no such indicators of impairment were identified.

FSP Galleria North Corp.
 Notes to Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $1,508,000 and $1,503,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

ACQUIRED REAL ESTATE LEASE

The acquired real estate lease represents the estimated value of legal and leasing costs related to an acquired lease that was included in the purchase price when the Company acquired the Property.  The Company segregates these costs from its investment in real estate.  The Company subsequently amortizes these costs on a straight-line basis over the remaining life of the related lease.  Amortization expense of $716,000 and $688,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $3,614,000.  On December 31, 2009 the lease with Tenet Hospitals Limited (“Tenet Hospitals”) expired and the fully amortized acquired real estate lease costs were written off.  Details of the acquired real estate lease are as follows:

December 31,
(in thousands)	2008
Cost	$3,614
Accumulated amortization	(2,898)
Book value	$716

ACQUIRED FAVORABLE REAL ESTATE LEASE

Acquired favorable real estate lease represents the value related to the lease when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired.  The Company reports this value separately from its investment in real estate.  The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease.  Amortization of $309,000 and $296,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

The acquired favorable real estate lease costs included in the purchase price of the property were $1,557,000.  On December 31, 2009 the lease with Tenet Hospitals expired and the fully amortized acquired favorable real estate lease costs were written off.  Detail of the acquired favorable real estate lease is as follows:

December 31,
(in thousands)	2008
Cost	$1,557
Accumulated amortization	(1,248)
Book value	$309

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.  The Company has set aside funded reserves of $4,680,000 and $4,646,000 at December 31, 2009 and 2008, respectively, in anticipation of future capital needs of the Property.  These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

FSP Galleria North Corp.
 Notes to Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

CONCENTRATION OF CREDIT RISKS

Cash, cash equivalents and short-term investments are financial instruments that potentially subject the Company to a concentration of credit risk.  The Company maintains its cash balances and short-term investments principally in banks which the Company believes to be creditworthy.  The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal.  Cash balances held with various financial institutions frequently exceed the insurance limit of $250,000 provided by the Federal Deposit Insurance Corporation.

For the years ended December 31, 2009 and 2008, 100% of the Property’s rental income was derived from a lease with Tenet Hospitals, with the lease being fully guaranteed by Tenet Healthcare Corporation (NYSE: THC).  We refer to Tenet Hospitals and Tenet Healthcare Corporation collectively as “Tenet”.  The Company’s lease with Tenet expired on December 31, 2009 and the Property is currently vacant.  Tenet’s filings with the Securities and Exchange Commission are publicly available.

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

The lease provided for fixed rental increases over the life of the lease. Rental revenue was recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreement.  Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $0 and $31,000 at December 31, 2009 and 2008, respectively.

TENANT RENT AND OTHER RECEIVABLES

Tenant rent and other receivables are reported at the amount the Company expects to collect on balances outstanding at year-end.  Management monitors outstanding balances and relationships and concluded that an allowance of $196,000 and $0 as of December 31, 2009 and 2008, respectively, is sufficient.

SYNDICATION FEES

Syndication fees are selling commissions and other costs that were associated with the initial offering of shares of the Preferred Stock.  Such costs, in the amount of $7,054,000 are included as a reduction in Stockholders’ Equity in the Company’s Consolidated Balance Sheets.

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

FSP Galleria North Corp.
 Notes to Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

REVENUE RECOGNITION (continued)

A schedule showing the components of rental revenue is shown below. The property is currently vacant.

	Year Ended December 31,
(in thousands)	2009	2008
Income from lease	$6,595	$6,596
Straight-line rent adjustment	(31)	(32)
Reimbursable expenses	3,450	4,594
Amortization of favorable lease	(309)	(296)

Total	$9,705	$10,862

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2009 and 2008. Subsequent to the completion of the offering of shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

SUBSEQUENT EVENTS

In preparing these consolidated financial statements the Company evaluated events that occurred through March 12, 2010, the date of issuance of these financial statements, for potential recognition or disclosure.

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

In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement, which was effective for financial periods ending after June 15, 2009.

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor were any accrued interest and penalties recognized with the adoption.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption.  The Company files income tax returns in the U.S. federal jurisdiction and State of Texas jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2006 and thereafter.

At December 31, 2009, the Company’s net tax basis of its real estate assets was $60,736,000.

The following schedule reconciles net income to taxable income subject to dividend requirements, which are calculated annually:

	Year Ended December 31,
(in thousands)	2009	2008

Net income	$3,658	$4,118

Add: Book depreciation and amortization	2,224	2,191
Amortization of favorable real estate lease	309	296
Straight-line rent adjustment	31	32
Bad debt reserve	196	-
Less: Tax depreciation and amortization	(1,651)	(1,643)
Taxable income	$4,767	$4,994

The following schedule summarizes the tax components of the distributions paid, which are calculated annually, for the years ended December 31:

(dollars in thousands)	2009		2008
	Preferred	%	Preferred	%
Ordinary income	$4,818	94%	$5,078	76%
Return of Capital	281	6%	1,562	24%

Total	$5,099	100%	$6,640	100%

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

FSP Galleria North Corp.
 Notes to Consolidated Financial Statements

4.      Capital Stock (continued)

PREFERRED STOCK (continued)

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

COMMON STOCK

Franklin Street is the sole holder of the Company’s Common Stock.  Franklin Street has the right to vote to elect the directors of the Company and to vote on all matters, subject to the voting rights of the Preferred Stock set forth above.  Subsequent to the completion of the offering of the shares of Preferred Stock in August 2005, Franklin Street, as the holder of Common Stock, was not entitled to share in any earnings nor any related dividend.

5.      Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively, “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period.  For the years ended December 31, 2009 and 2008, management fees paid were $109,000 and $111,000, respectively.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in any earnings nor any dividend as a result of its ownership of the Common Stock of the Company.

6.      Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property.  As of December 31, 2009 and 2008, the Company owned and operated a sixteen-story office building in that one segment.

7.      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of accounts payable, accrued property tax, deferred rental income and other accrued expenses.  A schedule showing these components is as follows:

	December 31,
(in thousands)	2009	2008
Accrued property tax	$918	$1,745
Deferred rental income	5	917
Accounts payable and other accrued expenses	1,105	466
Total	$2,028	$3,128

SCHEDULE III

FSP Galleria North Corp.
Real Estate and Accumulated Depreciation
December 31, 2009

		Initial Cost			Historical Costs
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(dollars in thousands)
Galleria North, Dallas, Texas		$5,535	$58,334	$201	$5,535	$58,560	$64,095	$7,820	$56,275	5-39	2004

(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $69,266.

FSP Galleria North Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2009	2008

Real estate investments, at cost:
Balance, beginning of year	$64,070	$63,996
Improvements	25	74

Balance, end of year	$64,095	$64,070

Accumulated depreciation:
Balance, beginning of year	$6,312	$4,809
Depreciation	1,508	1,503

Balance, end of year	$7,820	$6,312