Form 10-Q
period 2010-03-31
FSP GALLERIA NORTH CORP
filed 2010-05-12
CIK 1310157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860,  each as of April 30, 2010.

FSP Galleria North Corp.

Form 10-Q

Quarterly Report
March 31, 2010

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	2

		Consolidated Statements of Operations for the three months ended
		March 31, 2010 and 2009	3

		Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	8-11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4.	Controls and Procedures	12

	Item 4T.	Controls and Procedures	12

Part II.	Other Information

	Item 1.	Legal Proceedings	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

	Item 3.	Defaults Upon Senior Securities	13

	Item 4.	Removed and Reserved	13

	Item 5.	Other Information	13

	Item 6.	Exhibits	13

Signatures			14

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FSP Galleria North Corp. Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except shares and par value amounts)	2010	2009

Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Building and improvements	58,560	58,491
Fixtures and equipment	69	69
	64,164	64,095

Less accumulated depreciation	8,198	7,820

Real estate investments, net	55,966	56,275

Cash and cash equivalents	7,274	9,480
Tenant rent and other receivable, less allowance for
doubtful accounts of $206 and $196, respectively	42	77
Prepaid expenses and other assets	40	31

Total assets	$63,322	$65,863

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$466	$2,028

Total liabilities	466	2,028

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares
authorized, issued and outstanding,
aggregate liquidation preference $86,000
at March 31, 2010 and December 31, 2009	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	78,956	78,956
Distributions in excess of retained earnings	(16,100)	(15,121)

Total Stockholders’ Equity	62,856	63,835

Total Liabilities and Stockholders’ Equity	$63,322	$65,863
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2010	2009

Revenues:
Rental	$-	$2,771

Total revenue	-	2,771

Expenses:

Rental operating expenses	375	772
Real estate taxes and insurance	233	445
Depreciation and amortization	378	549

Total expenses	986	1,766

Income (loss) before interest income	(986)	1,005

Interest income	7	13

Net income (loss) attributable to preferred stockholders	$(979)	$1,018

Weighted average number of preferred shares outstanding,
basic and diluted	860	860

Net income (loss) per preferred share, basic and diluted	$(1,138)	$1,184

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$(979)	$1,018
Adjustments to reconcile net (loss) income to net cash
used for operating activities:
Depreciation and amortization	378	549
Amortization of favorable real estate leases	-	75
Increase in bad debt reserve	10	-
Changes in operating assets and liabilities:
Tenant rent receivable	25	(6)
Step rent receivable	-	8
Prepaid expenses and other assets	(9)	3
Accounts payable and accrued expenses	(1,545)	(2,409)

Net cash used for operating activities	(2,120)	(762)

Cash flows from investing activities:
Purchase of real estate assets	(86)	-

Net cash used for investing activities	(86)	-

Cash flows from financing activities:
Distributions to stockholders	-	(1,500)

Net cash used for financing activities	-	(1,500)

Net decrease in cash and cash equivalents	(2,206)	(2,262)

Cash and cash equivalents, beginning of period	9,480	9,265

Cash and cash equivalents, end of period	$7,274	$7,003

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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

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

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the three months ended March 31, 2010 and 2009, management fees paid were $0 and $28,000, respectively.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock of the Company.

4.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2010 and 2009.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

FSP Galleria North Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

6.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2010	$-	$-

First quarter of 2009	$1,744	$1,500,000

7.	Subsequent Event

The Company has evaluated all subsequent events through May 12, 2010, the date the consolidated financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, the attractiveness of the Property to prospective tenants, our ability to find a replacement tenant or tenants for the space vacated by Tenet Hospitals Limited, continued disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

We operate in one business segment, which is real estate operations, and own a single property.  Our real estate operations involve real estate rental operations, leasing services and property management services.  The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Dallas, Texas, the relevant submarket.  These market conditions affect the occupancy levels and the rent levels on both a national and local level.  We have no influence on national or local market conditions..

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

For the three months ended March 31, 2010, we believe that vacancy rates continued to increase and that rental rates continued to decrease for Class A buildings in the Lower Tollway portion of the Far North Dallas submarket.  This trend may continue or improve in the future.  Recently, we have seen increased interest in leasing space at the Property.  However, continuing economic turmoil has slowed the pace of leasing activity in the Dallas office market and will likely prolong the amount of time it takes to re-lease the Property.

Management believes that the Property is attracting prospective tenants seeking quality office suites in Class A office buildings in the Lower Tollway submarket of Far North Dallas.  Accordingly, management has hired an architect and begun the process of repositioning the Property to attract a wide variety of prospective tenants.  Although subject to change, management is planning to feature a large conference center and a brand new fitness center that could be viewed as highly-desirable amenities for prospective tenants.  In addition, during the fourth quarter of 2009, management successfully led the effort to cause the Property to achieve LEED® Gold Certification by the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance, which we refer to as LEED-EB: O&M.  In fact, the Property was the first commercial building in Dallas, Texas to be awarded the highly-esteemed Gold Certification for LEED-EB: O&M.

In anticipation of the current vacancy and the increasing possibility of a prolonged economic downturn, we reduced the amount of our dividend distributions for calendar year 2009 and suspended dividend distributions for 2010 and the foreseeable future in order to build up a reserve that could be utilized to fund operating and/or leasing costs.  In addition, the majority of the approximately $4.8 million operating/capital reserve from the original private placement offering of our Preferred Stock is available to help fund operating and/or leasing costs.

Given the amount of space that needs to be re-leased with the departure of Tenet Hospitals and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  We may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of May 12, 2010, the Company had neither sought nor obtained a line of credit.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The Property was leased in its entirety (100%) through December 31, 2009 to Tenet Hospitals and is currently vacant.

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009.

Revenue

Total revenue decreased by $2.8 million to zero for the three months ended March 31, 2010, as compared to $2.8 million for the same period in 2009.  The decrease was due to the Property being vacant.

Expenses

Total expenses decreased approximately by $0.8 million to $1.0 million for the three months ended March 31, 2010 as compared to $1.8 million for the same period in 2009.  This decrease was primarily attributable to a decrease in rental operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $7.3 million at March 31, 2010 and $9.5 million at December 31, 2009. The $2.2 million decrease for the three months ended March 31, 2010 is attributable to approximately $2.1 million used for operating activities and $0.1 million used for investing activities.

Management believes that the existing cash and cash equivalents as of March 31, 2010 of $7.3 million will be sufficient to meet operational needs, working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used by operating activities of $2.1 million for the three months ended March 31, 2010 is primarily attributable to net loss of approximately $1.0 million plus the add-back of $0.4 million of depreciation and amortization, which was partially offset by a $1.5 million decrease in accounts payable and accrued expenses.  The decrease in accounts payable and accrued expenses was primarily a result of the timing of real estate tax payments compared to the accrual of the related expenses.

Investing Activities

Cash used for investing activities of approximately $0.1 million for the three months ended March 31, 2010 was for capital expenditures.

    Financing Activities

None.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and dividends paid to equity holders.  As of March 31, 2010, we had approximately $0.5 million in accrued liabilities and no long-term debt.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2010 and 2009, management fees paid were $0 and $28,000, respectively.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP GALLERIA NORTH CORP.

Date	Signature	Title

Date: May 12, 2010	/s/ George J. Carter	President
	George J. Carter	(Principal Executive Officer)

Date: May 12, 2010	/s/ Barbara J. Fournier	Chief Operating Officer
	Barbara J. Fournier	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.