Form 10-Q
period 2010-09-30
FSP GALLERIA NORTH CORP
filed 2010-11-12
CIK 1310157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission File Number:  000-51940

FSP Galleria North Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-1641289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860, each as of October 29, 2010.

FSP Galleria North Corp.

Form 10-Q

Quarterly Report
September 30, 2010

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2

		Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4.	Controls and Procedures	12

Part II.	Other Information

	Item 1.	Legal Proceedings	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

	Item 3.	Defaults Upon Senior Securities	13

	Item 4.	Removed and Reserved	13

	Item 5.	Other Information	13

	Item 6.	Exhibits	13

Signatures			14

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

FSP Galleria North Corp.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except shares and par value amounts)	2010	2009

Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Building and improvements	59,036	58,491
Fixtures and equipment	69	69
	64,640	64,095

Less accumulated depreciation	8,953	7,820

Real estate investments, net	55,687	56,275

Cash and cash equivalents	6,579	9,480
Tenant rent and other receivable, less allowance for
doubtful accounts of $219 and $196, respectively	23	77
Step rent receivable	1	-
Prepaid expenses and other assets	32	31

Total assets	$62,322	$65,863

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,128	$2,028

Total liabilities	1,128	2,028

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares
authorized, issued and outstanding,
aggregate liquidation preference $86,000
at September 30, 2010 and December 31, 2009	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	78,956	78,956
Distributions in excess of retained earnings	(17,762)	(15,121)

Total Stockholders’ Equity	61,194	63,835

Total Liabilities and Stockholders’ Equity	$62,322	$65,863
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except shares and per share amounts)	2010	2009	2010	2009

Revenues:
Rental	$43	$2,733	$67	$7,755

Total revenue	43	2,733	67	7,755

Expenses:

Rental operating expenses	257	693	994	2,199
Real estate taxes and insurance	104	475	598	1,000
Depreciation and amortization	378	549	1,133	1,647

Total expenses	739	1,717	2,725	4,846

Income (loss) before interest income	(696)	1,016	(2,658)	2,909

Interest income	3	7	17	30

Net income (loss) attributable to preferred stockholders	$(693)	$1,023	$(2,641)	$2,939

Weighted average number of preferred shares outstanding, basic and diluted	860	860	860	860

Net income (loss) per preferred share, basic and diluted	$(806)	$1,190	$(3,071)	$3,417
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$(2,641)	$2,939
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	1,133	1,647
Amortization of favorable real estate leases	-	223
Increase in bad debt reserve	23	-
Changes in operating assets and liabilities:
Tenant rent receivable	31	105
Step rent receivable	(1)	24
Prepaid expenses and other assets	(1)	(29)
Accounts payable and accrued expenses	(1,355)	(353)

Net cash provided by (used for) operating activities	(2,811)	4,556

Cash flows from investing activities:
Purchase of real estate assets	(90)	-

Net cash used for investing activities	(90)	-

Cash flows from financing activities:
Distributions to stockholders	-	(3,899)

Net cash used for financing activities	-	(3,899)

Net increase (decrease) in cash and cash equivalents	(2,901)	657

Cash and cash equivalents, beginning of period	9,480	9,265

Cash and cash equivalents, end of period	$6,579	$9,922

Supplemental disclosure of cash flow information:
Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$472	-

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows.  At September 30, 2010 and December 31, 2009, no impairment charges were recorded.

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

Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company files income tax returns in the U.S. federal jurisdiction and State of Texas jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2007 and thereafter.

3.   Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the nine months ended September 30, 2010 and 2009, management fees paid were $0 and $74,000, respectively.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock of the Company.

4.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2010 and 2009.

FSP Galleria North Corp.
Notes to Consolidated Financial Statements
(Unaudited)

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.   Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2010	$ -	$ -
Second quarter of 2010	$ -	$ -
Third quarter of 2010	$ -	$ -
First quarter of 2009	$ 1,744	$ 1,500,000
Second quarter of 2009	$ 1,395	$ 1,200,000
Third quarter of 2009	$ 1,395	$ 1,200,000

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

Trends and Uncertainties

 Economic Conditions

The economy in the United States is continuing to experience significant disruptions, including high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  We believe that the current disruptions in the U.S. economy have had a negative effect on our ability to re-lease the space vacated by Tenet Hospitals on December 31, 2009.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to find a replacement tenant (or tenants) for Tenet Hospitals.

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

For the three months ended September 30, 2010, we believe that vacancy rates stabilized and that rental rates continued to decrease for Class A buildings in the Lower Tollway portion of the Far North Dallas submarket.  This trend may continue or improve in the future.  Management believes that the Property is very well positioned as compared to other existing buildings in the Far North Dallas submarket, but management believes that the Property is competing primarily with potential build-to-suit projects for larger prospective users.  Although the economy has shown signs of potential recovery, the pace of leasing activity in the Dallas office market has been sluggish and will likely prolong the amount of time it takes to re-lease the Property.

Management believes that the Property will continue to attract prospective tenants seeking quality office suites in Class A office buildings in the Lower Tollway submarket of Far North Dallas.  In order to maintain the Property’s position in the marketplace, management has hired an architect and begun the process of repositioning the Property to attract a wide variety of prospective tenants.  Although subject to change, management is planning to feature a large conference center and a brand new fitness center that could be viewed as highly-desirable amenities for prospective tenants.  In addition, during the third quarter of 2010, management replaced the original cooling tower with a new cooling tower with enhanced capacity and efficiency that will be able to accommodate a larger number of prospective tenants with supplemental cooling needs.  In addition, during the fourth quarter of 2009, management successfully led the effort to cause the Property to achieve LEED® Gold Certification by the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance, which we refer to as LEED-EB: O&M.  In fact, the Property was the first commercial building in Dallas, Texas to be awarded the highly-esteemed Gold Certification for LEED-EB: O&M.

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

Given the amount of space that needs to be re-leased with the departure of Tenet Hospitals and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  We may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of November 12, 2010, the Company had neither sought nor obtained a line of credit.

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

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009.

Revenue

Total revenue decreased by approximately $2.7 million to $43,000 for the three months ended September 30, 2010, as compared to $2.7 million for the same period in 2009.  The decrease was due to the Property being vacant.

Expenses

Total expenses decreased approximately by $1 million to $0.7 million for the three months ended September 30, 2010 as compared to $1.7 million for the same period in 2009.  This decrease was primarily attributable to a $0.4 million decrease in rental operating expenses, a $0.4 million decrease in real estate taxes and a $0.2 million decrease in depreciation and amortization.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Revenue

Total revenue decreased by approximately $7.7 million to $67,000 for the nine months ended September 30, 2010, as compared to $7.7 million for the same period in 2009.  The decrease was due to the Property being vacant for the nine months ended September 30, 2010.

Expenses

Total expenses decreased approximately by $2.1 million to $2.7 million for the nine months ended September 30, 2010 as compared to $4.8 million for the same period in 2009.  This decrease was primarily attributable to a $1.2 million decrease in rental operating expenses, a $0.4 million decrease in real estate taxes and a $0.5 million decrease in depreciation and amortization.

Liquidity and Capital Resources

Cash and cash equivalents were $6.6 million at September 30, 2010 and $9.5 million at December 31, 2009.  The $2.9 million decrease for the nine months ended September 30, 2010 is attributable to approximately $2.8 million used for operating activities and $0.1 million used for investing activities.

Management believes that the existing cash and cash equivalents as of September 30, 2010 of $6.6 million will be sufficient to meet operational needs, working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used by operating activities of $2.8 million for the nine months ended September 30, 2010 is primarily attributable to a net loss of approximately $2.6 million plus the add-back of $1.1 million of depreciation and amortization, which was partially offset by a $1.3 million decrease in accounts payable and accrued expenses.  The decrease in accounts payable and accrued expenses was primarily a result of the timing of real estate tax payments compared to the accrual of the related expenses.

Investing Activities

Cash used for investing activities of approximately $0.1 million for the nine months ended September 30, 2010 was for capital expenditures.

Financing Activities

None.

Sources and Uses of Funds

The Company’s principal demand on liquidity is cash for operations.  As of September 30, 2010, we had approximately $1.1 million in accrued liabilities and no long-term debt.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the nine months ended September 30, 2010 and 2009, management fees paid were $0 and $74,000, respectively.

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding.  Subsequent to the completion of the private placement of our preferred stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to our common stock.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP GALLERIA NORTH CORP.

Date	Signature	Title

Date: November 12, 2010	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 12, 2010	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.