Form 10-K
period 2010-12-31
FSP GALLERIA NORTH CORP
filed 2011-03-14
CIK 1310157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes |_|  No |X|.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes |_|  No |_|.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act Yes |_|  No |X|.

As of June 30, 2010, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 860, each as of February 28, 2011.

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

Revolving Line of Credit

Given the amount of space that needs to be re-leased following the departure of Tenet Hospitals on December 31, 2009 and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future. The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed. As of February 28, 2011, the Company had neither sought nor obtained a line of credit.

Competition

The Property is located within the Dallas/Fort Worth Metroplex office market and, more specifically, within the Class “A” office segment of the Lower Tollway portion of the Far North Dallas submarket. The Property is currently vacant following the departure of Tenet Hospitals on December 31, 2009. As a result, the Property is competing against the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may be more attractive to tenants. In order to secure a replacement tenant or tenants, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If, at any time, there is not significant competition for the Property (as a result of lack of vacancy in competing buildings or otherwise), our competitors may decide to enter the market and build new buildings to compete with the Property. Our competition is not only with other developers, but also with property users who choose to own their building. In addition, larger market forces beyond our control, such as general economic conditions, may increase competition among landlords for quality tenants and individual decisions beyond our control.

Management believes that the position of the Property within the office market is strong and management is optimistic that the existing vacant space will ultimately be leased to a new tenant or tenants.

Employees

We had no employees as of December 31, 2010.

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

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Set forth below is information regarding the Property as of December 31, 2010:

			Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/10	of Tenants	Name of Major Tenant

13737 Noel Road	10/14/04	379,518	0%	0	N/A
Dallas , TX 75240

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

As of February 28, 2011, Franklin Street was the sole holder of record of the Common Stock and there were 844 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on August 23, 2005. The last Common Stock dividend was declared on October 22, 2005 and was paid on November 16, 2005; no further dividends will be declared on the Common Stock.

Set forth below are the distributions made to holders of Preferred Stock in respect of each quarter from the last two fiscal years. Distributions are determined based on the Company’s Board of Directors’ review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust. We cannot guarantee the future payment of dividends or the amount of any such dividends. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Distributions to
Quarter	Preferred Shareholders of
Ended	FSP Galleria North Corp.

March 31, 2009	$ 1,499,840
June 30, 2009	1,199,700
September 30, 2009	1,199,700
December 31, 2009	1,199,700

March 31, 2010	-
June 30, 2010	-
September 30, 2010	-
December 31, 2010	-

The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2010		2009
	Preferred	%	Preferred	%
Ordinary income	$—	0%	$4,818	94%
Return of Capital	—	0%	281	6%
Total	$—	0%	$5,099	100%

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

Overview

FSP Galleria North Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own and operate a sixteen-story Class A suburban office tower located in Dallas, Texas containing approximately 379,518 square feet of rentable space located on approximately 4.8 acres of land, which we refer to as the Property.  The Property was 100% leased to a single tenant, Tenet Hospitals Limited, which we refer to as Tenet Hospitals, whose lease expired on December 31, 2009. The Property is currently vacant.

Franklin Street Properties Corp., which we refer to as Franklin Street, is the sole holder of our one share of common stock, $.01 par value per share, which we refer to as the Common Stock, that is issued and outstanding. Between December 2004 and August 2005, FSP Investments LLC (member FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 860 shares of our preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Since the completion of the placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in any earnings or dividend related to the Common Stock.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. We believe that the current state of the U.S. economy has affected real estate values, occupancy levels and property income levels and may continue or worsen in the future. We also believe that the current state of the U.S. economy has negatively impacted our ability to re-lease the space vacated by Tenet Hospitals on December 31, 2009. At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to find a replacement tenant (or tenants) for Tenet Hospitals.

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

For the three months ended December 31, 2010, we believe that vacancy rates and rental rates stabilized for Class A buildings in the Lower Tollway portion of the Far North Dallas submarket. This trend may continue, worsen or improve in the future.  Management believes that the Property is very well positioned as compared to other existing buildings in the Far North Dallas submarket, but management believes that the Property is competing primarily with potential build-to-suit projects for larger prospective users.  Although the economy has shown signs of potential recovery, the pace of leasing activity in the Lower Tollway portion of the Far North Dallas submarket has been sluggish and will likely prolong the amount of time it takes to re-lease the Property.

Management believes that the Property will continue to attract prospective tenants seeking quality office suites in Class A office buildings in the Lower Tollway submarket of Far North Dallas. In order to maintain the Property’s position in the marketplace, management previously hired an architect to begin the process of repositioning the Property to attract a wide variety of prospective tenants. During the fourth quarter of 2010, a marketing center was constructed on the first floor and select portions of floors were demolished and cleaned to better present the interior and exterior views. Management is utilizing the marketing center to feature plans for a large conference center and brand new fitness center that could be viewed as highly-desirable amenities for prospective tenants. During the third quarter of 2010, management replaced the original cooling tower with a new cooling tower with enhanced capacity and efficiency that will be able to accommodate a larger number of prospective tenants with supplemental cooling needs. In addition, during the fourth quarter of 2009, management successfully led the effort to cause the Property to achieve LEED® Gold Certification by the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance, which we refer to as LEED-EB: O&M. In fact, the Property was the first commercial building in Dallas, Texas to be awarded the highly-esteemed Gold Certification for LEED-EB: O&M.

In anticipation of the current vacancy and the increasing possibility of a prolonged economic downturn, we reduced the amount of our dividend distributions for calendar year 2009 and, more recently, suspended dividend distributions for 2010 and the foreseeable future in order to build up a reserve that could be utilized to fund operating and/or leasing costs. As of December 31, 2010, we had approximately $4.9 million of cash available to help fund operating and/or leasing costs.

Given the amount of space that needs to be re-leased following the departure of Tenet Hospitals on December 31, 2009 and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future. We may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed. As of February 28, 2011, the Company had neither sought nor obtained a line of credit.

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

Results of Operations

The Property is currently vacant and was leased in its entirety (100%) through December 31, 2009 to Tenet Hospitals.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009.

Revenue

Total revenue decreased $9.6 million to $0.1 million for the year ended December 31, 2010, as compared to $9.7 million for the year ended December 31, 2009. This decrease was due to the building being vacant.

Expenses

Total expenses decreased approximately $2.5 million to $3.6 million for the year ended December 31, 2010 as compared to $6.1 million for the year ended December 31, 2009. This decrease was primarily attributable to a $1.9 million decrease in rental operating expenses and a $0.7 million decrease in depreciation and amortization, which was offset by a $0.1 million increase in real estate taxes.

Liquidity and Capital Resources

Cash and cash equivalents decreased $3.7 million to $5.8 million at December 31, 2010 as compared to $9.5 million at December 31, 2009. The decrease was attributable to $3.1 million used in operating activities and approximately $0.6 million used for investing activities.

Management believes that the existing cash and cash equivalents as of December 31, 2010 of $5.8 million will be sufficient to meet operational needs, working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used in operating activities of $3 million for the year ended December 31, 2010 was primarily attributable to net loss of approximately $3.5 million plus the add-back of $1.5 million of depreciation and amortization, which was partially offset by a $1.1 million decrease in accounts payable and accrued expenses.

.

Investing Activities

Cash used for investing activities of $0.6 million for the year ended December 31, 2010 was primarily used for capital expenditures.

Financing Activities

There was no cash used for financing activities for the year ending December 31, 2010.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and dividends paid to equity holders. As of December 31, 2010, we had approximately $0.9 million in accrued liabilities and no long-term debt.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2010 and 2009, management fees paid were $0 and $109,000, respectively.

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

Concentration of Credit Risks

For the year ended December 31, 2009, 100% of the Property’s rental income was derived from a lease with Tenet Hospitals, with the lease being fully guaranteed by Tenet Healthcare Corporation (NYSE: THC). We refer to Tenet Hospitals and Tenet Healthcare Corporation collectively as Tenet. Our Company’s lease with Tenet expired on December 31, 2009 and the Property is currently vacant. Tenet’s filings with the Securities and Exchange Commission are publicly available.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2011 is set forth below. All of our directors bring to our Board a wealth of executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street and employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 62, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 55, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE Amex Listed Company Council. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

William W. Gribbell, age 51, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

R. Scott MacPhee, age 53, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 63, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

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

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2010 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2011 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Janet P. Notopoulos(2)	-	0%
All Directors and Executive Officers as a Group
(consisting of 5 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Edward Darman Company Limited Partnership(3)	60	6.98%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	0.25	0.029%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 5 persons)(3)	0.25	0.029%

(1) The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.

(2) Each of the Executive Officers is employed by FSP Investments LLC, a subsidiary of Franklin Street Properties Corp. Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.

(3) Edward Darman is the Chief Executive Officer of Edward Darman Company Limited Partnership, or the Partnership, and, in such capacity, has sole voting and dispositive power over the shares of Preferred Stock held by the Partnership. The address of the Partnership is c/o Saxon Real Estate Partners, 200 Oak Point Drive, Middleboro, Massachusetts 02346-1325.

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

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2010 and 2009, management fees paid were $0 and $109,000, respectively.

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

Fee Category	2010	2009
Audit Fees (1)	$55,650	$65,650
Audit-Related Fees (2)	—	—
Tax Fees (3)	5,250	5,250
All Other Fees (4)	—	—
	$60,900	$70,900

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

(3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 in 2010 and 2009 of the total tax fees incurred.

(4) The Company was not billed by its independent registered public accounting firm in 2010 or 2009 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 11, 2011 by the undersigned, thereunto duly authorized.

FSP GALLERIA NORTH CORP.

By:	/s/ George J. Carter
George J. Carter
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President and Director	March 11, 2011
George J. Carter	(Principal Executive Officer)

/s/ Barbara J. Fournier	Vice President, Chief Operating Officer,
Barbara J. Fournier	Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 11, 2011

/s/ R. Scott MacPhee	Director, Executive Vice President	March 11, 2011
R. Scott MacPhee

/s/ William W. Gribbell	Director, Executive Vice President	March 11, 2011
William W. Gribbell

/s/ Janet P. Notopoulos	Director, Vice President	March 11, 2011
Janet P. Notopoulos

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)
3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

10.1	Asset Management Agreement, incorporated herein by reference to Exhibit 10.5 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)
21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)
31.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FSP Galleria North Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

FSP Galleria North Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP Galleria North Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP Galleria North Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC

Newton, Massachusetts

March 11, 2011

FSP Galleria North Corp. Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2010	2009
Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Buildings and improvements	59,104	58,491
Fixtures and equipment	69	69
	64,708	64,095

Less accumulated depreciation	9,333	7,820

Real estate investments, net	55,375	56,275

Cash and cash equivalents	5,830	9,480
Tenant rent and other receivables, less allowance for doubtful accounts of
$230 and $196, respectively	25	77
Step rent receivable	2	—
Prepaid expenses and other assets	15	31

Total assets	$61,247	$65,863

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$890	$2,028

Total liabilities	890	2,028

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares
authorized, issued and outstanding at
December 31, 2010 and 2009, aggregate
liquidation preference $86,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	78,956	78,956
Retained earnings and distributions in excess of earnings	(18,599)	(15,121)

Total Stockholders’ Equity	60,357	63,835

Total Liabilities and Stockholders’ Equity	$61,247	$65,863

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp. Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except per share and share amounts)	2010	2009

Revenues:
Rental	$109	$9,705

Total revenue	109	9,705

Expenses:

Rental operating expenses	1,292	3,155
Real estate taxes and insurance	799	709
Depreciation and amortization	1,513	2,224

Total expenses	3,604	6,088

Net income (loss) before interest income	(3,495)	3,617

Interest income	17	41

Net income (loss) attributable to preferred stockholders	$(3,478)	$3,658

Weighted average number of preferred shares outstanding, basic and diluted	860	860

Net income (loss) per preferred share, basic and diluted	$(4,044)	$4,253

 See accompanying notes to consolidated financial statements

FSP Galleria North Corp. Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2009 and 2010

(in thousands, except per share amount)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity
Balance, January 1, 2009	$—	$—	$78,956	$(13,680)	$65,276

Distributions - preferred stockholders or $5,929 per preferred share	—	—	—	(5,099)	(5,099)

Net income	—	—	—	3,658	3,658

Balance, December 31, 2009	—	—	78,956	(15,121)	63,835

Net loss	—	—	—	(3,478)	(3,478)

Balance, December 31, 2010	$—	$—	$78,956	$(18,599)	$60,357

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$(3,478)	$3,658
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	1,513	2,224
Amortization of favorable real estate lease	—	309
Increase in bad debt reserve	34	196
Changes in operating assets and liabilities:
Tenant rent and other receivable	18	24
Step rent receivable	(2)	31
Prepaid expenses and other assets	16	(3)
Accounts payable and accrued expenses	(1,170)	(1,117)

Net cash provided by (used for) operating activities	(3,069)	5,322

Cash flows from investing activities:
Purchase of real estate assets	(581)	(8)

Net cash used for investing activities	(581)	(8)

Cash flows from financing activities:
Distributions to stockholders	—	(5,099)

Net cash used for financing activities	—	(5,099)

Net increase in cash and cash equivalents	(3,650)	215
Cash and cash equivalents, beginning of year	9,480	9,265
Cash and cash equivalents, end of year	$5,830	$9,480

Supplemental disclosure of cash flow information:

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$49	$17

See accompanying notes to consolidated financial statements.
F-6

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2010 and 2009, no impairment charges were recorded.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $1,513,000 and $1,508,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

ACQUIRED REAL ESTATE LEASE

The acquired real estate lease represents the estimated value of legal and leasing costs related to an acquired lease that was included in the purchase price when the Company acquired the Property. The Company segregates these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining life of the related lease. Amortization expense of $716,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the year ended December 31, 2009.

Acquired real estate lease costs included in the purchase price of the Property were $3,614,000. On December 31, 2009 the lease with Tenet Hospitals Limited (“Tenet Hospitals”) expired and the fully amortized acquired real estate lease costs were written off.

ACQUIRED FAVORABLE REAL ESTATE LEASE

Acquired favorable real estate lease represents the value related to the lease when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease. Amortization of $309,000 is shown as a reduction of rental income in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009.

The acquired favorable real estate lease costs included in the purchase price of the property were $1,557,000. On December 31, 2009 the lease with Tenet Hospitals expired and the fully amortized acquired favorable real estate lease costs were written off.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $4,067,000 and $4,680,000 at December 31, 2010 and 2009, respectively, in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

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

For the year ended December 31, 2009, 100% of the Property’s rental income was derived from a lease with Tenet Hospitals, with the lease being fully guaranteed by Tenet Healthcare Corporation (NYSE: THC). We refer to Tenet Hospitals and Tenet Healthcare Corporation collectively as “Tenet”. The Company’s lease with Tenet expired on December 31, 2009 and the Property is currently vacant. Tenet’s filings with the Securities and Exchange Commission are publicly available.

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

STEP RENT RECEIVABLE

The lease provided for fixed rental increases over the life of the lease. Rental revenue was recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreement. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $2,000 and $0 at December 31, 2010 and 2009, respectively.

TENANT RENT AND OTHER RECEIVABLES

Tenant rent and other receivables are reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenants’ payment history and current credit status. Management monitors outstanding balances and relationships and concluded that an allowance of $230,000 and $196,000 as of December 31, 2010 and 2009, respectively, is sufficient.

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

A schedule showing the components of rental revenue is shown below. The property is currently vacant.

	Year Ended December 31,
(in thousands)	2010	2009
Income from lease	$19	$6,595
Straight-line rent adjustment	2	(31)
Reimbursable expenses	88	3,450
Amortization of favorable lease	—	(309)

Total	$109	$9,705

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

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2010 and 2009. Subsequent to the completion of the offering of shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

SUBSEQUENT EVENTS

In preparing these consolidated financial statements the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

3.      Income Taxes

The Company files as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable income to stockholders and to meet certain asset and income tests as well as certain other requirements. The Company will generally not be liable for federal income taxes, provided it satisfies these requirements. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property. For the periods ended December 31, 2010 and 2004, the Company incurred net operating losses for income tax purposes of approximately $3,591,000 and $317,000, each of which can be carried forward until they expire in the year 2030 and 2024, respectively.

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

At December 31, 2010, the Company’s net tax basis of its real estate assets was $59,707,000.

The following schedule reconciles net income (loss) to taxable income (loss) subject to dividend requirements, which are calculated annually:

	Year Ended December 31,
(in thousands)	2010	2009

Net income (loss)	$(3,478)	$3,658

Adjustments: Book depreciation and amortization	1,513	2,224
Amortization of favorable real estate lease	—	309
Straight-line rent adjustment	(2)	31
Bad debt reserve	24	196
Deferred Rent	1	—
Tax depreciation and amortization	(1,649)	(1,651)
Taxable income (loss) [1]	$(3,591)	$4,767
[1] A tax loss is not subject to a dividend requirement

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

3. Income Taxes (continued)

The following schedule summarizes the tax components of the distributions paid, which are calculated annually, for the years ended December 31:

(dollars in thousands)	2010		2009
	Preferred	%	Preferred	%
Ordinary income	$—	0%	$4,818	94%
Return of Capital	—	0%	281	6%
Total	$—	0%	$5,099	100%

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

5.     Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively, “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2010 and 2009, management fees paid were $0 and $109,000, respectively.

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

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

6.      Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property. As of December 31, 2010 and 2009, the Company owned and operated a sixteen-story office building in that one segment.

7.      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of accounts payable, accrued operating expenses, accrued property tax, accrued professional fees, deferred rental income and other accrued expenses. A schedule showing these components is as follows:

	December 31,
(in thousands)	2010	2009
Accounts payable	$52	$53
Accrued capital expenses	49	186
Accrued property tax	734	918
Accrued professional fees	51	48
Deferred rental income	1	5
Due to tenant	—	797
Other accrued expenses	3	21
Total	$890	$2,028

SCHEDULE III

FSP Galleria North Corp.

Real Estate and Accumulated Depreciation

December 31, 2010

		Initial Cost			Historical Costs
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(dollars in thousands)
Galleria North, Dallas, Texas		$5,535	$58,334	$839	$5,535	$59,173	$64,708	$9,333	$55,375	5-39	2004

(1) There are no encumbrances on the above properties.

(2) The aggregate cost for Federal Income Tax purposes is $69,879.

FSP Galleria North Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2010	2009

Real estate investments, at cost:
Balance, beginning of year	$64,095	$64,070
Improvements	613	25

Balance, end of year	$64,708	$64,095

Accumulated depreciation:
Balance, beginning of year	$7,820	$6,312
Depreciation	1,513	1,508

Balance, end of year	$9,333	$7,820

