Form 10-Q
period 2011-09-30
FSP GALLERIA NORTH CORP
filed 2011-11-10
CIK 1310157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [_]	NO [X]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860, each as of October 31, 2011.

FSP Galleria North Corp.

Form 10-Q

Quarterly Report

September 30, 2011

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	2

		Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	4

		Notes to Consolidated Financial Statements	5-6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

	Item 4.	Controls and Procedures	11

Part II.	Other Information

	Item 1.	Legal Proceedings	12

	Item 1A.	Risk Factors	12

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

	Item 3.	Defaults Upon Senior Securities	12

	Item 4.	Removed and Reserved	12

	Item 5.	Other Information	12

	Item 6.	Exhibits	12

Signatures			13

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

FSP Galleria North Corp.
Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except shares and par value amounts)	2011	2010

Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Building and improvements	59,086	59,104
Fixtures and equipment	69	69
	64,690	64,708

Less accumulated depreciation	10,477	9,333

Real estate investments, net	54,213	55,375

Cash and cash equivalents	4,230	5,830
Tenant rent and other receivable, less allowance for doubtful accounts of $0 and $230, respectively	45	25
Step rent receivable	3	2
Prepaid expenses and other assets	27	15

Total assets	$58,518	$61,247

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$572	$890

Total liabilities	572	890

Commitments and Contingencies

Stockholders’ Equity:

Preferred Stock, $.01 par value, 860 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010, aggregate liquidation preference $86,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	78,956	78,956
Retained earnings and distributions in excess of earnings	(21,010)	(18,599)

Total Stockholders’ Equity	57,946	60,357

Total Liabilities and Stockholders’ Equity	$58,518	$61,247
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except shares and per share amounts)	2011	2010	2011	2010

Revenues:
Rental	$40	$43	$126	$67

Total revenue	40	43	126	67

Expenses:

Rental operating expenses	291	257	871	994
Real estate taxes and insurance	149	104	525	598
Depreciation and amortization	381	378	1,144	1,133

Total expenses	821	739	2,540	2,725

Loss before interest income	(781)	(696)	(2,414)	(2,658)

Interest income	1	3	3	17

Net loss attributable to preferred stockholders	$(780)	$(693)	$(2,411)	$(2,641)

Weighted average number of preferred shares outstanding,
basic and diluted	860	860	860	860

Net loss per preferred share, basic and diluted	$(907)	$(806)	$(2,803)	$(3,071)
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(2,411)	$(2,641)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	1,144	1,133
Increase in bad debt reserve	—	23
Changes in operating assets and liabilities:
Tenant rent receivable	(20)	31
Step rent receivable	(1)	(1)
Prepaid expenses and other assets	(12)	(1)
Accounts payable and accrued expenses	(269)	(1,355)

Net cash used for operating activities	(1,569)	(2,811)

Cash flows from investing activities:
Purchase of real estate assets	(31)	(90)

Net cash used for investing activities	(31)	(90)

Net decrease in cash and cash equivalents	(1,600)	(2,901)

Cash and cash equivalents, beginning of period	5,830	9,480

Cash and cash equivalents, end of period	$4,230	$6,579

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$—	$472

See accompanying notes to consolidated financial statements

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At September 30, 2011 and December 31, 2010, no impairment charges were recorded.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Organization, Basis of Presentation, Real Estate and Depreciation, and Financial Instruments

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents approximates their fair values based on their short-term maturity and prevailing interest rates.

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

Accrued interest and penalties will be recorded as income tax expense if the Company records a liability in the future. The Company files income tax returns in the U.S. federal jurisdiction and State of Texas jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2008 and thereafter.

3.      Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2011 and 2010, management fees paid were $0.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

4.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2011 and 2010.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the lingering effect from the failure and near failure of a number of large financial institutions and increased credit risk premiums for a number of market participants. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of debt and interest rate fluctuations. We believe that this period of limited economic growth has affected real estate values, occupancy levels and property income levels and may continue or worsen in the future. We also believe that this period of limited economic growth has negatively impacted our ability to re-lease the space vacated by Tenet Hospitals on December 31, 2009. At this time, we cannot predict the extent or duration of this negative impact on our business and, more specifically, on our efforts to find a replacement tenant (or tenants) for Tenet Hospitals.

Real Estate Operations

On December 31, 2009, our lease with Tenet Hospitals expired and the Property is currently vacant. Management had planned for this vacancy and has been aggressively working with its local leasing team to re-lease the Property. However, we may not be able to re-lease all of the space and any space that is re-leased may be at a rate that is significantly lower than the rate paid by Tenet Hospitals.

Management believes that its efforts to re-lease the Property have been hindered by two factors: (1) the economic conditions described above and (2) increased competition for larger prospective tenants from potential build-to-suit buildings and newly constructed buildings located farther north within the larger Far North Dallas Submarket. The Property is located in the southern section of the Far North Dallas Submarket and, more specifically, in a micro market known as the Galleria section of the Lower Tollway portion of the Far North Dallas Submarket, which we refer to as the Galleria Area. We believe that the Galleria Area has struggled to keep existing tenants and to attract new tenants, and that the majority of larger prospective tenants have elected to relocate farther north within the larger Far North Dallas Submarket. We also believe that the pending construction of the LBJ interstate freeway and resultant fear of growing congestion have been a significant detraction to the near-term perception of the Galleria area.

Management’s strategy to re-lease the Property is to showcase the Property’s superior quality, adaptability to multiple tenant uses and its immediate availability. We believe that the Property will continue to attract prospective tenants seeking quality office suites in Class A office buildings in the Lower Tollway portion of the Far North Dallas submarket. In order to maintain the Property’s position in the marketplace, management previously hired an architect to begin the process of repositioning the Property to attract a wide variety of prospective tenants. During the fourth quarter of 2010, a marketing center was constructed on the first floor and select portions of floors were demolished and cleaned to better present the interior and exterior views. Management is utilizing the marketing center to feature plans for a large conference center and brand new fitness center that could be viewed as highly-desirable amenities for prospective tenants. During the third quarter of 2010, management replaced the original cooling tower with a new cooling tower with enhanced capacity and efficiency that will be able to accommodate a larger number of prospective tenants with supplemental cooling needs. In addition, during the fourth quarter of 2009, management successfully led the effort to cause the Property to achieve LEED® Gold Certification by the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance, which we refer to as LEED-EB: O&M. In fact, the Property was the first commercial building in Dallas, Texas to be awarded the highly-esteemed Gold Certification for LEED-EB: O&M.

Although we prefer to initially find an anchor tenant with a minimum size of a few floors, we have been considering all types and sizes for our first occupant. The overall number of larger prospects with near-term occupancy needs during the past few months has been disappointingly low, but we are encouraged that every prospect in the market has been interested in touring the Property. During the three months ended September 30, 2011, we believe that vacancy rates and rental rates were relatively unchanged from the prior quarter for Class A buildings in the Lower Tollway Portion of the Far North Dallas Submarket. These trends may continue, worsen or improve in the future. The pace of leasing activity in the Lower Tollway Portion of the Far North Dallas Submarket continues to be sluggish and will likely prolong the amount of time it takes to re-lease the Property.

It is difficult for management to predict what will happen to occupancy and rents at the Property in the future because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing, geopolitical events, the regulatory environment and the risk of terrorism.  In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or potential replacement tenants will suffer or benefit from changes in the larger economy.  In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on potential replacement tenants, some of which may operate on a national level. Although we cannot predict how long it would take to lease vacant space at the Property or what the terms and conditions of any new leases would be, we would expect to sign new leases at then current market rates which may be below the rate paid by Tenet Hospitals.

In anticipation of the current vacancy and the increasing possibility of a prolonged economic downturn, we reduced the amount of our dividend distributions for calendar year 2009 and suspended dividend distributions for 2010 and 2011 and for the foreseeable future in order to maintain a reserve that could be utilized to fund operating and/or leasing costs. As of September 30, 2011, we had approximately $3.7 million of cash available to help fund operating and/or leasing costs.

Given the amount of space that needs to be re-leased with the departure of Tenet Hospitals and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future. We may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $27,400,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed. As of September 30, 2011, the Company had neither sought nor obtained a line of credit.

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

Results of Operations

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010.

Revenue

The revenue remained relatively unchanged for the three months ended September 30, 2011 compared to the same period in 2010.

Expenses

Total expenses increased by approximately $0.1 million to $0.8 million for the three months ended September 30, 2011, as compared to $0.7 million for the three months ended September 30, 2010. This increase was predominately attributable to a $34,000 increase in rental operating expenses and a $45,000 increase in real estate taxes and insurance.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

Revenue

The revenue remained relatively unchanged for the nine months ended September 30, 2011 compared to the same period in 2010.

Expenses

Total expenses decreased by approximately $0.2 million to $2.5 million for the nine months ended September 30, 2011, as compared to $2.7 million for the nine months ended September 30, 2010. This decrease was predominately attributable to a $0.1 million decrease in rental operating expenses and a $0.1 million decrease in real estate taxes and insurance.

Liquidity and Capital Resources

Cash and cash equivalents were $4.2 million at September 30, 2011 and $5.8 million at December 31, 2010. The $1.6 million decrease for the nine months ended September 30, 2011 is primarily attributable to approximately $1.6 million used for operating activities.

Management believes that the existing cash and cash equivalents as of September 30, 2011 of $4.2 million will be sufficient to meet operational needs, working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used by operating activities of $1.6 million for the nine months ended September 30, 2011 is primarily attributable to a net loss of approximately $2.4 million plus the add-back of $1.1 million of depreciation and amortization, which was partially offset by a $0.3 million decrease in accounts payable and accrued expenses.

Investing Activities

Cash used for investing activities of approximately $31,000 for the nine months ended September 30, 2011 was for capital expenditures.

Financing Activities

None.

Sources and Uses of Funds

The Company’s principal demand on liquidity is cash for operations and dividends paid to equity holders. As of September 30, 2011 we had approximately $0.6 million in accrued liabilities and no long-term debt.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2011 and 2010, management fees paid were $0.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of our Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to our Common Stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP Galleria North Corp.

Date	Signature	Title

Date: November 10, 2011	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 10, 2011	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP Galleria North Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

