Form 10-K
period 2011-12-31
FSP GALLERIA NORTH CORP
filed 2012-03-09
CIK 1310157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_] No [X] .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [_] No [X].

As of June 30, 2011, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 860, each as of February 29, 2012.

Documents incorporated by reference: None.

PART I

Item 1. Business

History

Our company, FSP Galleria North Corp., which individually or together with its subsidiaries, we refer to as Galleria, the “Company”, “we” or “our”, is a Delaware corporation formed to purchase, own and operate a sixteen-story Class “A” office tower containing approximately 379,518 rentable square feet and its associated infrastructure located on approximately 4.8 acres of land in Dallas, Texas, which we refer to as the Property. We operate in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

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

Transactions between the Company and Franklin Street and/or its affiliates were entered into without the benefit of arm’s-length bargaining and involved conflicts of interest. Although Franklin Street has sponsored the syndication of other REITs similar to the Company and has in the past acquired some of those REITs, Franklin Street is under no obligation to acquire or to offer to acquire the Company or the outstanding shares of Preferred Stock, and any acquisition transaction would need to be approved by the Company’s stockholders and the boards of directors of Franklin Street and the Company. Please see “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Our Business

Our sole business is to own and operate the Property and we do not intend to invest in or purchase any additional properties. We derive rental revenue from income paid to us by tenants of the Property. Asset and property management services are provided by third parties.

The Property was completed in 1999 and was leased in its entirety (100%) through December 31, 2009 to Tenet Hospitals Limited, which we refer to as Tenet Hospitals, with the lease fully guaranteed by Tenet Healthcare Corporation (NYSE: THC). The Property was vacant on December 31, 2011 and has been vacant since the departure of Tenet Hospitals in 2009. However, effective February 16, 2012, we entered into a 130-month Office Lease Agreement with DealerTrack, Inc., which we refer to as DealerTrack, for approximately 59,152 square feet, or approximately 15.6% of the rentable space at the Property. The lease term with DealerTrack is expected to commence on or about August 1, 2012.

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

Investment Objectives

Since the departure of Tenet Hospitals, our objectives have been to (i) re-lease and stabilize the Property, (ii) once re-leased and stabilized, consider a potential sale of the Property, (iii) increase the value of the shares of our Preferred Stock as a result of appreciation in market value of the Property, and (iv) preserve and protect the capital invested by the holders of our Preferred Stock. We cannot be sure of meeting our objectives.

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

Revolving Line of Credit

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.26% at February 29, 2012). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of February 29, 2012, advances drawn and outstanding under the Galleria Revolver totaled $120,000.

Competition

The Property is located in the southern section of the Far North Dallas Submarket and, more specifically, in a micro market known as the Galleria section of the Lower Tollway portion of the Far North Dallas Submarket, which we refer to as the Galleria Area. We believe that the Galleria Area has struggled to keep existing tenants and to attract new tenants, and that the majority of larger prospective tenants have elected to relocate farther north within the larger Far North Dallas Submarket. We also believe that the pending construction of the LBJ interstate freeway and resultant fear of growing congestion have been a significant detraction to the near-term perception of the Galleria area. The Property was vacant on December 31, 2011 and has been vacant since the departure of Tenet Hospitals in 2009. However, effective February 16, 2012, we entered into a 130-month Office Lease Agreement with DealerTrack for approximately 59,152 square feet, or approximately 15.6% of the rentable space at the Property. The lease term with DealerTrack is expected to commence on or about August 1, 2012.

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

Management’s strategy to lease space at the Property is to showcase the Property’s superior quality, adaptability to multiple tenant uses and immediate availability. We believe that the Property will continue to attract prospective tenants seeking quality office suites in Class A office buildings in the Galleria Area. In order to maintain the Property’s position in the marketplace, management previously hired an architect to begin the process of repositioning the Property to attract a wide variety of prospective tenants. During the fourth quarter of 2010, a marketing center was constructed on the first floor and select portions of floors were demolished and cleaned to better present the interior and exterior views. Management is utilizing the marketing center to feature plans for a large conference center and brand new fitness center that could be viewed as highly-desirable amenities for prospective tenants. During the third quarter of 2010, we replaced the original cooling tower with a new cooling tower with enhanced capacity and efficiency that will be able to accommodate a larger number of prospective tenants with supplemental cooling needs. In addition, during the fourth quarter of 2009, management successfully led the effort to cause the Property to achieve LEED® Gold Certification by the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance, which we refer to as LEED-EB: O&M. In fact, the Property was the first commercial building in Dallas, Texas to be awarded the highly-esteemed Gold Certification for LEED-EB: O&M.

Management believes that the position of the Property within the office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

Employees

We had no employees as of December 31, 2011.

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

Item 1A.    Risk Factors

Not applicable.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Set forth below is information regarding the Property as of December 31, 2011 and such other date(s) as may be specified:

			Percent
	Date of	Approx.	Leased as	Number	Name of
Property Location	Purchase	Square Feet	of 12/31/11	of Tenants	Major Tenant

13737 Noel Road	10/14/04	379,518	0%	0	N/A
Dallas, TX 75240

Completed in 1999, the Property is a sixteen-story Class “A” office tower containing approximately 379,518 rentable square feet and its associated infrastructure located on approximately 4.8 acres of land located in Dallas, Texas. We acquired fee title to the Property through a limited partnership, all of whose equity interest is owned, directly or indirectly, by the Company on October 14, 2004. The Property was leased in its entirety (100%) through December 31, 2009 to Tenet Hospitals, with the lease being fully guaranteed by Tenet Healthcare Corporation (NYSE: THC). The Property was vacant on December 31, 2011 and has been vacant since the departure of Tenet Hospitals in 2009. However, effective February 16, 2012, we entered into a 130-month Office Lease Agreement with DealerTrack for approximately 59,152 square feet, or approximately 15.6% of the rentable space at the Property. The lease term with DealerTrack is expected to commence on or about August 1, 2012. Below is certain information with respect to DealerTrack and its lease.

DealerTrack

DealerTrack is a subsidiary of DealerTrack Holdings, Inc., which we refer to as DHI. DHI provides web-based software solutions and services to enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third party retailers, agents and aftermarket providers.  DHI operates the largest online credit application network in the United States and Canada.  DHI’s Dealer Management System (DMS) provides dealers with easy-to-use tools and real-time data access to enhance their efficiency.  DHI’s inventory solution offerings provide vehicle inventory management and merchandising solutions to help dealers drive higher in-store and online traffic with state-of-the-art, real-time listings — designed to accelerate used-vehicle turn rates and increase dealer profits. DHI’s Sales and Finance solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform. DHI’s Compliance offering helps dealers meet legal and regulatory requirements, and protect their assets.  DHI also offers processing solutions for the automotive industry, including digital retailing, electronic motor vehicle registration and titling applications, paper title storage, and digital document services.

DHI is a Delaware corporation that was formed in August 2001. DHI is organized as a holding company and conducts a substantial amount of its business through its subsidiaries, including DealerTrack AAX, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., DealerTrack Processing Solutions, Inc., FDI Computer Consulting, Inc., General Systems Solutions, Inc., and DealerTrack Systems, Inc.  Information about DHI can be obtained from its Annual Report on Form 10-K and other reports and filings available is on its website at www.dealertrack.com or on the SEC website at www.sec.gov. DHI’s common stock trades on the NASDAQ Global Market under the symbol “TRAK”.

DealerTrack Lease

DealerTrack leases an aggregate of approximately 59,152 square feet of space at the Property. The space consists of a portion of the second floor, all of the third floor and all of the fourth floor and amounts to approximately 15.6% of the Property’s rentable area. The commencement date of the lease is expected to be on or about August 1, 2012 and the term of the lease is 130-months from the commencement date. DealerTrack has the right to extend the term of the Lease for two additional periods of five years each at prevailing market rental rates. DealerTrack has a right of first refusal to lease any available space on the fifth floor and an expansion option that expires on the fourth anniversary of the commencement date relating to the fifth floor. DealerTrack also has a one-time early termination right exercisable at the end of the 91st lease month upon delivery of prior written notice and payment of an $861,308 termination fee.

Rent consists of base rental, DealerTrack’s electricity costs and DealerTrack’s share of basic operating costs and taxes above the initial base year of 2012. Base rental increases during the term of the Lease and includes “free-rent” periods during lease months 1-7 and lease months 92-94. The Company is obligated to fund an improvement allowance of up to $1,478,800 on or before December 31, 2012.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Common Stock or Preferred Stock.

As of February 29, 2012, Franklin Street was the sole holder of record of the Common Stock and there were 846 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on August 23, 2005. The last Common Stock dividend was declared on October 22, 2005 and was paid on November 16, 2005; no further dividends will be declared on the Common Stock.

Set forth below are the distributions made to holders of Preferred Stock in respect of each quarter from the last two fiscal years. Distributions are determined based on the Company’s Board of Directors’ review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust.

In anticipation of vacancy following the expiration of the lease with Tenet Hospitals and the increasing possibility of a prolonged economic downturn, we reduced the amount of our dividend distributions for calendar year 2009 and suspended dividend distributions for 2010 and 2011 and for the foreseeable future until the Property is fully stabilized in order to maintain a reserve that could be utilized to fund operating and/or leasing costs. We cannot guarantee the future payment of dividends or the amount of any such dividends. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Distributions to
Preferred Shareholders
Quarter	of FSP Galleria North
Ended	Corp.

March 31, 2010	-
June 30, 2010	-
September 30, 2010	-
December 31, 2010	-

March 31, 2011	-
June 30, 2011	-
September 30, 2011	-
December 31, 2011	-

The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2011		2010
	Preferred	%	Preferred	%
Ordinary income	$ -	0%	$ -	0%
Return of Capital	-	0%	-	0%

Total	$ -	0%	$ -	0%

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company’s Common Stock.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, the attractiveness of the Property to prospective tenants, our ability to find replacement tenants for the remaining space vacated by Tenet Hospitals, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations and regulatory uncertainty, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Galleria North Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own and operate a sixteen-story Class A suburban office tower located in Dallas, Texas containing approximately 379,518 square feet of rentable space located on approximately 4.8 acres of land, which we refer to as the Property. The Property was 100% leased to a single tenant, Tenet Hospitals Limited, which we refer to as Tenet Hospitals, whose lease expired on December 31, 2009. The Property was vacant on December 31, 2011 and has been vacant since the departure of Tenet Hospitals in 2009. However, effective February 16, 2012, we entered into a 130-month Office Lease Agreement with DealerTrack, Inc., which we refer to as DealerTrack, for approximately 59,152 square feet, or approximately 15.6% of the rentable space at the Property. The lease term with DealerTrack is expected to commence on or about August 1, 2012.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations. Current and future economic factors may negatively affect real estate values, occupancy levels and property income. At this time, we cannot predict the extent or duration of any negative impact that current or future economic factors will have on our business.

Real Estate Operations

The Property was 100% leased to a single tenant, Tenet Hospitals, whose lease expired on December 31, 2009. The Property was vacant on December 31, 2011 and has been vacant since the departure of Tenet Hospitals in 2009. However, effective February 16, 2012, we entered into a 130-month Office Lease Agreement with DealerTrack for approximately 59,152 square feet, or approximately 15.6% of the rentable space at the Property. The lease term with DealerTrack is expected to commence on or about August 1, 2012. Management is aggressively working with its local leasing team to lease the remaining vacant space at the Property. However, we may not be able to lease all of the remaining vacant space and any space that is leased may be at a rate that is significantly lower than the rate paid by Tenet Hospitals.

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

Management’s strategy to re-lease the Property is to showcase the Property’s superior quality, adaptability to multiple tenant uses and immediate availability. We believe that the Property will continue to attract prospective tenants seeking quality office suites in Class A office buildings in the Galleria Area. In order to maintain the Property’s position in the marketplace, management previously hired an architect to begin the process of repositioning the Property to attract a wide variety of prospective tenants. During the fourth quarter of 2010, a marketing center was constructed on the first floor and select portions of floors were demolished and cleaned to better present the interior and exterior views. Management is utilizing the marketing center to feature plans for a large conference center and brand new fitness center that could be viewed as highly-desirable amenities for prospective tenants. During the third quarter of 2010, we replaced the original cooling tower with a new cooling tower with enhanced capacity and efficiency that will be able to accommodate a larger number of prospective tenants with supplemental cooling needs. In addition, during the fourth quarter of 2009, management successfully led the effort to cause the Property to achieve LEED® Gold Certification by the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance, which we refer to as LEED-EB: O&M. In fact, the Property was the first commercial building in Dallas, Texas to be awarded the highly-esteemed Gold Certification for LEED-EB: O&M.

Management continues to work aggressively with its local leasing team to find prospective tenants. During January 2012, management agreed to economic terms with two prospective tenants, sent out draft leases and worked diligently on lease negotiations. Effective February 16, 2012, those lease negotiations resulted in the lease with DealerTrack. The lease negotiations remain ongoing with respect to the other prospective tenant. If lease negotiations are successful, the remaining prospective tenant would occupy approximately 21.9% of the rentable space at the Property. Despite our belief that the Galleria Area fundamentals have not improved significantly during the past few months, we have witnessed a surge in touring activity at the Property since the holidays. We believe that the local market tenant broker representatives have noticed this increased touring activity and that it has contributed to a greater sense of urgency as compared to the last few years.

During the three months ended December 31, 2011, we believe that vacancy rates decreased slightly and that rental rates were relatively unchanged from the prior quarter for Class A buildings in the Lower Tollway Portion of the Far North Dallas Submarket. During the twelve months ended December 31, 2011, we believe that vacancy rates decreased slightly and that rental rates stabilized compared to 2010 for Class A buildings in the Lower Tollway Portion of the Far North Dallas Submarket. These trends may continue, worsen or improve in the future. The pace of leasing activity in the Lower Tollway Portion of the Far North Dallas Submarket during 2011 was disappointingly slow, but increased during the early months of 2012. At this time, we cannot predict whether the pace of leasing activity in the Lower Tollway Portion of the Far North Dallas Submarket will improve significantly during 2012 and what, if any, impact it will have on our business.

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

In anticipation of the current vacancy and the increasing possibility of a prolonged economic downturn, we reduced the amount of our dividend distributions for calendar year 2009 and suspended dividend distributions for 2010 and 2011 and for the foreseeable future until the Property is fully stabilized in order to maintain a reserve that could be utilized to fund operating and/or leasing costs. As of December 31, 2011, we had approximately $3.3 million of cash available to help fund operating and/or leasing costs. Management is cautiously optimistic that we could finally be on our way to fully stabilizing the Property, eventually being able to reinstate dividends and creating a value that could be attractive for a sale of the Property in the marketplace. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors and a majority of the holders of our Preferred Stock.

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.26% at February 29, 2012). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of February 29, 2012, advances drawn and outstanding under the Galleria Revolver totaled $120,000.

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

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010.

Revenue

Total revenue remained relatively unchanged for the year ended December 31, 2011, compared to the year ended December 31, 2010.

Expenses

Total expenses decreased approximately $0.2 million to $3.4 million for the year ended December 31, 2011 as compared to $3.6 million for the year ended December 31, 2010. This decrease was primarily attributable to a $0.1 million decrease in rental operating expenses and a $0.1 million decrease in real estate taxes.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1.8 million to $4.0 million at December 31, 2011 as compared to $5.8 million at December 31, 2010. The decrease was primarily attributable to $1.8 million used for operating activities.

Management believes that the existing cash and cash equivalents as of December 31, 2011 of $4.0 million will be sufficient to meet operational needs, working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $1.8 million for the year ended December 31, 2011 was primarily attributable to the net loss of approximately $3.2 million plus the add-back of $1.5 million of depreciation, which was partially offset by a $0.1 million decrease in accounts payable and accrued expenses.

Investing Activities

The cash used for investing activities of approximately $31,000 for the year ended December 31, 2011 was for capital expenditures.

Financing Activities

None

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and dividends paid to equity holders. As of December 31, 2011, we had approximately $0.7 million in accrued liabilities and no long-term debt.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2011 and 2010, there were no management fees paid.

On February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.26% at February 29, 2012). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of February 29, 2012, advances drawn and outstanding under the Galleria Revolver totaled $120,000.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 29, 2012 is set forth below. All of our directors bring to our Board a wealth of executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 63, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 56, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with George J. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE Amex Listed Company Council. Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license, a FINRA Series 99, Operations Professional license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 64, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 40, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is an Executive Vice President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.). Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal. Except for Jeffrey B. Carter, who became a director in December 2011, each of the above persons has been associated with us in the positions described above since our inception in 2004. Each of them is an employee of Franklin Street, which is the sole owner of the Common Stock. Each of our officers serves in that capacity at the request of Franklin Street.

Each of our directors also serve as directors of FSP Phoenix Tower Corp., FSP 50 South Tenth Street Corp. and FSP 303 East Wacker Drive Corp., which are public reporting companies sponsored by Franklin Street. In their capacities as directors of FSP Phoenix Tower Corp., FSP 50 South Tenth Street Corp. and FSP 303 East Wacker Drive Corp., each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2011 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 29, 2012 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%
All Directors and Executive Officers as a Group
(consisting of 4 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Edward Darman Company Limited Partnership(3)	60	6.98%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%
All Directors and Executive Officers as a Group
(consisting of 4 persons)(3)	0.25	0.029%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.
(2)	Each of the Executive Officers is employed by Franklin Street Properties Corp. Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.
(3)	Edward Darman is the Chief Executive Officer of Edward Darman Company Limited Partnership, or the Partnership, and, in such capacity, has sole voting and dispositive power over the shares of Preferred Stock held by the Partnership. The address of the Partnership is c/o Saxon Real Estate Partners, 200 Oak Point Drive, Middleboro, Massachusetts 02346-1325.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

George J. Carter, Barbara J. Fournier, Janet P. Notopoulos and Jeffrey B. Carter, each of whom is an executive officer of the Company, are executive officers of Franklin Street and, except for Jeffrey B. Carter, are directors of Franklin Street. Jeffrey B. Carter is George J. Carter’s son. None of such persons received any remuneration from the Company for their services.

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2011 and 2010, there were no management fees paid.

On February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.26% at February 29, 2012). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of February 29, 2012, advances drawn and outstanding under the Galleria Revolver totaled $120,000.

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

Fee Category	2011	2010
Audit Fees (1)	$55,650	$55,650
Audit-Related Fees (2)	-	-
Tax Fees (3)	5,250	5,250
All Other Fees (4)	-	-
	$60,900	$60,900

(1)	Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under “Audit Fees”.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 in 2011 and 2010 of the total tax fees incurred.
(4)	The Company was not billed by its independent registered public accounting firm in 2011 or 2010 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 9, 2012 by the undersigned, thereunto duly authorized.

FSP GALLERIA NORTH CORP.

By:    /s/ George J. Carter

George J. Carter

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 9, 2012

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 9, 2012

/s/ Jeffrey B. Carter Jeffrey B. Carter	Director, Vice President	March 9, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)
3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

10.1	Office Lease Agreement between FSP Galleria North Limited Partnership and DealerTrack, Inc. dated effective February 16, 2012, incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 23, 2012 (File No. 000-51940)

10.2	Asset Management Agreement, incorporated herein by reference to Exhibit 10.5 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

10.3	Secured Promissory Note (Revolving), dated February 1, 2012, from FSP Galleria North Limited Partnership in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 2, 2012 (File No. 000-51940)

10.4	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated February 1, 2012, from FSP Galleria North Limited Partnership in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.2 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 2, 2012 (File No. 000-51940)

10.5	Revolving Loan Agreement, dated February 1, 2012, by and between FSP Galleria North Limited Partnership and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.3 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 2, 2012 (File No. 000-51940)

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

31.1*	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP Galleria North Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

FSP Galleria North Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

FSP Galleria North Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP Galleria North Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP Galleria North Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC

Needham, Massachusetts

March 9, 2012

FSP Galleria North Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2011	2010
Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Buildings and improvements	59,086	59,104
Fixtures and equipment	69	69
	64,690	64,708

Less accumulated depreciation	10,859	9,333

Real estate investments, net	53,831	55,375

Cash and cash equivalents	3,965	5,830
Tenant rent and other receivables, less allowance for doubtful accounts of $0 and $230, respectively	31	25
Step rent receivable	4	2
Prepaid expenses and other assets	24	15

Total assets	$57,855	$61,247

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$699	$890

Total liabilities	699	890

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares
authorized, issued and outstanding at
December 31, 2011 and 2010, aggregate
liquidation preference $86,000	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	78,956	78,956
Retained earnings and distributions in excess of earnings	(21,800)	(18,599)

Total Stockholders’ Equity	57,156	60,357

Total Liabilities and Stockholders’ Equity	$57,855	$61,247

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except per share and share amounts)	2011	2010

Revenues:
Rental	$166	$109

Total revenue	166	109

Expenses:

Rental operating expenses	1,165	1,292
Real estate taxes and insurance	680	799
Depreciation	1,526	1,513

Total expenses	3,371	3,604

Net loss before interest income	(3,205)	(3,495)

Interest income	4	17

Net loss attributable to preferred stockholders	$(3,201)	$(3,478)

Weighted average number of preferred shares outstanding, basic and diluted	860	860

Net loss per preferred share, basic and diluted	$(3,722)	$(4,044)

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2010 and 2011

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity
Balance, January 1, 2010	$-	$-	$78,956	$(15,121)	$63,835

Net loss	-	-	-	(3,478)	(3,478)

Balance, December 31, 2010	-	-	78,956	(18,599)	60,357

Net loss	-	-	-	(3,201)	(3,201)

Balance, December 31, 2011	$-	$-	$78,956	$(21,800)	$57,156

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(3,201)	$(3,478)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,526	1,513
Increase in bad debt reserve	-	34
Changes in operating assets and liabilities:
Tenant rent and other receivables	(6)	18
Step rent receivable	(2)	(2)
Prepaid expenses and other assets	(9)	16
Accounts payable and accrued expenses	(142)	(1,170)

Net cash used for operating activities	(1,834)	(3,069)

Cash flows from investing activities:
Purchase of real estate assets	(31)	(581)

Net cash used for investing activities	(31)	(581)

Net decrease in cash and cash equivalents	(1,865)	(3,650)
Cash and cash equivalents, beginning of year	5,830	9,480
Cash and cash equivalents, end of year	$3,965	$5,830

Supplemental disclosure of cash flow information:

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$-	$49

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

1.	Organization

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2011 and 2010, no impairment charges were recorded.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $1,526,000 and $1,513,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $3,300,000 at December 31, 2011 in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

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

For the years ended December 31, 2011 and 2010, the Property was vacant. Effective February 16, 2012, the Company entered into a 130-month Office Lease Agreement with DealerTrack, Inc. (“DealerTrack”) for approximately 59,152 square feet, or approximately 15.6% of the rentable space at the Property.

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

The lease provided for fixed rental increases over the life of the lease. Rental revenue was recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreement. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $4,000 and $2,000 at December 31, 2011 and 2010, respectively.

TENANT RENT AND OTHER RECEIVABLES

Tenant rent and other receivables are reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenant’s payment history and current credit status. Management monitors outstanding balances and relationships and concluded that an allowance of $0 and $230,000 as of December 31, 2011 and 2010, respectively, is sufficient.

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

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Policies (continued)

REVENUE RECOGNITION (continued)

A schedule showing the components of rental revenue is shown below. The property is substantially vacant.

	Year Ended December 31,
(in thousands)	2011	2010
Income from lease	$18	$19
Straight-line rent adjustment	2	2
Reimbursable expenses	146	88

Total	$166	$109

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2011 and 2010. Subsequent to the completion of the offering of shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

3.   Income Taxes

The Company files as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable income to stockholders and to meet certain asset and income tests as well as certain other requirements. The Company will generally not be liable for federal income taxes, provided it satisfies these requirements. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property. For the periods ended December 31, 2011, 2010 and 2004, the Company incurred net operating losses for income tax purposes of approximately $3,565,000, $3,591,000, and $317,000, each of which can be carried forward until they expire in the year 2031, 2030, and 2024, respectively.

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

At December 31, 2011, the Company’s net tax basis of its real estate assets was $58,032,000.

The following schedule reconciles net loss to taxable loss subject to dividend requirements, which are calculated annually:

	Year Ended December 31,
(in thousands)	2011	2010

Net loss	$(3,201)	$(3,478)

Adjustments: Book depreciation	1,526	1,513
Straight-line rent adjustment	(2)	(2)
Write-off of bad debt	(230)	24
Deferred Rent	(1)	1
Tax depreciation and amortization	(1,657)	(1,649)
Taxable loss [1]	$(3,565)	$(3,591)
[1] A tax loss is not subject to a dividend requirement

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

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

5.    Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively, “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2011 and 2010, there were no management fees paid.

On February 1, 2012, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Galleria Revolver”) with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.26% at February 29, 2012). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. The Company anticipates that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that the Company will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of February 29, 2012, advances drawn and outstanding under the Galleria Revolver totaled $120,000.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in any earnings nor any dividend as a result of its ownership of the Common Stock of the Company.

6.	Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property. As of December 31, 2011 and 2010, the Company owned and operated a sixteen-story office building in that one segment.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of accounts payable, accrued operating expenses, accrued property tax, accrued professional fees, deferred rental income and other accrued expenses. A schedule showing these components is as follows:

	December 31,
(in thousands)	2011	2010
Accounts payable	$27	$52
Accrued capital expenses	-	49
Accrued property tax	615	734
Accrued professional fees	45	51
Deferred rental income	1	1
Other accrued expenses	11	3
Total	$699	$890

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

8.	Subsequent Events

On February 1, 2012, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Galleria Revolver”) with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.26% at February 29, 2012). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. The Company anticipates that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that the Company will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of February 29, 2012, advances drawn and outstanding under the Galleria Revolver totaled $120,000.

On February 8, 2012, the Company requested a $120,000 advance under the Galleria Revolver.

On February 16, 2012, the Company entered into a 130-month Office Lease Agreement with DealerTrack, Inc. (“DealerTrack”) for approximately 59,152 square feet.

SCHEDULE III

FSP Galleria North Corp.

Real Estate and Accumulated Depreciation

December 31, 2011

		Initial Cost			Historical Costs
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
			(dollars in thousands)
Galleria North, Dallas, Texas		$5,535	$58,334	$821	$5,535	$59,155	$64,690	$10,859	$53,831	5-39	2004

(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $69,861.

FSP Galleria North Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2011	2010

Real estate investments, at cost:
Balance, beginning of year	$64,708	$64,095
Improvements	-	613
Dispositions	(18)	-

Balance, end of year	$64,690	$64,708

Accumulated depreciation:
Balance, beginning of year	$9,333	$7,820
Depreciation	1,526	1,513

Balance, end of year	$10,859	$9,333

