Form 10-K
period 2012-12-31
FSP GALLERIA NORTH CORP
filed 2013-03-12
CIK 1310157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_]  No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [_].

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

Large accelerated filer [_] Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]  No [X]

As of June 30, 2012, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 860, each as of February 28, 2013.

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

We were organized initially in September 2004 by FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE MKT: FSP). FSP Investments LLC, or FSP Investments, acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of real estate by the Company and (c) the sale of preferred stock in the Company.

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

Our Business

Our sole business is to own and operate the Property and we do not intend to invest in or purchase any additional properties. We derive rental revenue from income paid to us by tenants of the Property. Asset, investor and property management services are provided by third parties. As of December 31, 2012, the Property was approximately 58% leased to two tenants: DealerTrack Technologies, Inc., which we refer to as DealerTrack, and EmCare, Inc., which we refer to as EmCare.

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

FSP Investments LLC, a wholly-owned subsidiary of Franklin Street, provides investor services to the holders of the Company’s Preferred Stock. The investor services agreement between the Company and FSP Investments LLC requires the Company to pay a monthly service fee of $500 and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses. The investor services agreement may be terminated by either party with thirty days written notice or immediately upon the occurrence of certain events of default specified in the investor services agreement.

As of January 1, 2003, Cassidy Turley Commercial Real Estate Services, or Cassidy Turley, provides the Company with day-to-day property management services relating to the operation of the Property. Cassidy Turley is a third-party service provider that is not related or affiliated with Franklin Street. The management agreement between the Company and Cassidy Turley requires the Company to pay Cassidy Turley a monthly fee equal to one and one-half percent (1.5%) of the the net operating receipts collected in the preceding month. The management agreement between the Company and Cassidy expires on June 30, 2013, and continues month to month thereafter, and may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. Prior to January 2013, Hines Interests Limited Partnership, or Hines, provided the day-to-day management services relating to the operation of the property. Hines is a third-party service provider that is not related to or affiliated with Franklin Street.

Investment Objectives

Our objectives are to (i) lease and stabilize the Property, (ii) once leased and stabilized, consider a potential sale of the Property, (iii) increase the value of the shares of our Preferred Stock as a result of appreciation in market value of the Property, and (iv) preserve and protect the capital invested by the holders of our Preferred Stock. We cannot be sure of meeting our objectives.

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

Revolving Line of Credit

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.22% at December 31, 2012). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of December 31, 2013, advances drawn and outstanding under the Galleria Revolver totaled $5,880,000.

Competition

Management believes that its efforts to lease the Property have been hindered by two factors: (1) the economic conditions described below in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties - Economic Conditions” and (2) increased competition for larger prospective tenants from potential build-to-suit buildings and newly constructed buildings located farther north within the larger Far North Dallas Submarket. The Property is located in the southern section of the Far North Dallas Submarket and, more specifically, in a micro market known as the Galleria section of the Lower Tollway portion of the Far North Dallas Submarket, which we refer to as the Galleria Area. We believe that the Galleria Area has struggled to keep existing tenants and to attract new tenants, and that the majority of larger prospective tenants have elected to relocate farther north within the larger Far North Dallas Submarket. We also believe that the construction of the LBJ interstate freeway and resultant fear of growing congestion have been a significant detraction to the near-term perception of the Galleria Area. However, we believe that the northern half of the Far North Dallas Submarket has recently stabilized at approximately 10% vacancy and due to a lack of speculative development activity during the past several years, the tight market conditions in that area of the submarket have finally begun to have a meaningful positive impact on activities and leasing further south in the Galleria Area. Since the summer months, management has witnessed an increase in the number of prospective tenants that have been looking seriously at the Property. In addition, management believes that the positive net absorption in the Galleria Area during calendar year 2012 indicates that smaller and mid-sized tenants continue to be attracted to the central location and the high quality of office buildings in the Galleria Area. Management is aggressively working with its local leasing team to lease the remaining vacant space at the Property.

The Property is competing against the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may be more attractive to tenants. In order to secure new tenants, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have less fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If, at any time, there is not significant competition for the Property (as a result of lack of vacancy in competing buildings or otherwise), our competitors may decide to enter the market and build new buildings to compete with the Property. Our competition is not only with other developers, but also with property users who choose to own their building. In addition, larger market forces beyond our control, such as general economic conditions, may increase competition among landlords for quality tenants and affect individual decisions of such prospective tenants.

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

Employees

We had no employees as of December 31, 2012.

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

Item 1A.     Risk Factors

Not applicable.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Properties

Set forth below is information regarding the Property as of December 31, 2012 and such other date(s) as may be specified:

			Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/12	of Tenants	Name of Major Tenants

13737 Noel Road	10/14/04	379,518	58%	2	DealerTrack and EmCare
Dallas, TX 75240

Completed in 1999, the Property is a sixteen-story Class “A” office tower containing approximately 379,518 rentable square feet and its associated infrastructure located on approximately 4.8 acres of land located in Dallas, Texas. We acquired fee title to the Property through a limited partnership, all of whose equity interest is owned, directly or indirectly, by the Company on October 14, 2004. In the opinion of our management, the Property is adequately covered by insurance. As of December 31, 2012, the Property was approximately 58% leased to two tenants: DealerTrack and EmCare. Below is certain information with respect to DealerTrack and EmCare and their leases.

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

DealerTrack Lease

DealerTrack leases an aggregate of approximately 108,966 square feet of space at the Property. The space consists of a portion of the second floor, all of the third floor, all of the fourth floor, all of the fifth floor, all of the sixth floor and amounts to approximately 28.71% of the Property’s rentable area. The commencement date of the lease was August 1, 2012 and the lease expires on May 31, 2023. DealerTrack has the right to extend the term of the Lease for two additional periods of five years each at prevailing market rental rates. DealerTrack has a right of first refusal to lease any available space on the seventh floor.

Rent consists of base rental, DealerTrack’s electricity costs and DealerTrack’s share of basic operating costs and taxes above the initial base year of 2012. Base rental increases during the term of the lease and includes “free-rent” periods during lease months 1-7 and lease months 92-94.

EmCare

EmCare is a subsidiary of Emergency Medical Services Corporation, which we refer to as EMSC. EMSC is a leading provider of facility-based outsourced physician services and medical transportation services in the United States. EMSC operates its business and markets its services under the EmCare and AMR brands, which represent EmCare Holdings Inc., which we refer to as EmCare Holdings, and American Medical Response, Inc., which we refer to as AMR, respectively. EmCare Holdings, with 40 years of operating history, is a leading provider of physician services in the United States based on number of contracts with hospitals and affiliated physician groups. Through EmCare Holdings, EMSC provides facility-based physician services for emergency departments, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery programs. AMR, with nearly 55 years of operating history, is a leading provider of medical transportation services to communities, payors, and hospitals in the United States based on net revenue and number of transports. Information about EMSC can be obtained from its Annual Report on Form 10-K and other reports and filings available is on its website at www.emsc.net or on the SEC website at www.sec.gov.

EmCare Lease

EmCare leases an aggregate of approximately 109,863 square feet of space at the Property. The space consists of a portion of the 12th floor, a portion of the 13th floor, all of the 14th floor, all of the 15th floor, all of the 16th floors and amounts to approximately 28.95% of the Property’s rentable area. The commencement date of the lease was August 1, 2012 and the lease expires on January 31, 2024. EmCare has the right to extend the term of the lease for two additional periods of five years each or one additional period of ten years at prevailing market rental rates. EmCare has a one-time contraction right to reduce the size of its leased premises at the Property effective as of midnight on December 31, 2020 upon satisfaction of certain conditions, including delivery of written notice no later than December 31, 2019 and payment of a contraction fee. The amount of space that is subject to contraction is limited to the amount of rentable area on the lowest floor that constitutes a portion of EmCare’s leased premises at the time of election. In addition, EmCare has a right of first refusal to lease any available space on the 12th floor. EmCare’s obligations under its lease are secured by a letter of credit, the principal amount of which is subject to reduction during the lease term. In addition, EmCare’s obligations under its lease are secured by a guaranty from EMSC.

Rent consists of base rental, EmCare’s electricity costs and EmCare’s share of basic operating costs and taxes above the initial base year of 2012. Base rental increases during the term of the lease and includes “free-rent” periods during lease months 13-18, months 24-32 and months 30-39.

Additional Operating Data

Additional information regarding the amount of the Property’s annual real estate taxes and insurance can be found in the Consolidated Statements of Operations in the financial statements that are included with this Annual Report on Form 10-K. Additional information regarding the Property’s Federal tax basis, rate, method and life claimed for purposes of depreciation can be found in the Notes to Consolidated Financial Statements that are included with this Annual Report on Form 10-K.

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

As of February 28, 2013, Franklin Street was the sole holder of record of the Common Stock and there were 846 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on August 23, 2005. The last Common Stock dividend was declared on October 22, 2005 and was paid on November 16, 2005; no further dividends will be declared on the Common Stock.

Set forth below are the distributions made to holders of Preferred Stock in respect of each quarter from the last two fiscal years. Distributions are determined based on the Company’s Board of Directors’ review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust.

In anticipation of the current vacancy and the uncertain economic environment, we reduced the amount of our dividend distributions for calendar year 2009 and suspended dividend distributions for 2010, 2011, 2012 and for the foreseeable future until the Property is fully stabilized in order to maintain a reserve that could be utilized to fund operating and/or leasing costs. We cannot guarantee the future payment of dividends or the amount of any such dividends. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Distributions to
Preferred Shareholders
Quarter	of FSP Galleria North
Ended	Corp.

March 31, 2011	-
June 30, 2011	-
September 30, 2011	-
December 31, 2011	-

March 31, 2012	-
June 30, 2012	-
September 30, 2012	-
December 31, 2012	-

The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2012		2011
	Preferred	%	Preferred	%
Ordinary income	$ -	0%	$ -	0%
Return of Capital	-	0%	-	0%

Total	$ -	0%	$ -	0%

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

Overview

FSP Galleria North Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own and operate a sixteen-story Class A suburban office tower located in Dallas, Texas containing approximately 379,518 square feet of rentable space located on approximately 4.8 acres of land, which we refer to as the Property.  As of December 31, 2012, the Property was approximately 58% leased to two tenants: DealerTrack Technologies, Inc., which we refer to as DealerTrack, and EmCare, Inc., which we refer to as EmCare.

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

Real Estate Operations

As of December 31, 2012, the Property was approximately 58% leased to two tenants: DealerTrack and EmCare. DealerTrack leases an aggregate of approximately 108,966 square feet of space at the Property. The space consists of a portion of the second floor, all of the third floor, all of the fourth floor, all of the fifth floor, all of the sixth floor and amounts to approximately 28.71% of the Property’s rentable area. The commencement date of the lease was August 1, 2012 and the lease expires on May 31, 2023. EmCare leases an aggregate of approximately 109,863 square feet of space at the Property. The space consists of a portion of the 12th floor, a portion of the 13th floor, all of the 14th floor, all of the 15th floor, all of the 16th floor and amounts to approximately 28.95% of the Property’s rentable area. The commencement date of the lease was August 1, 2012 and the lease expires on January 31, 2024. During January 2013, management finalized a lease agreement with Chicago Title Insurance Company for approximately 9,657 square feet, which brings the Property to approximately 60% leased as of February 28, 2013.

Management believes that its efforts to lease the Property have been hindered by two factors: (1) the economic conditions described above and (2) increased competition for larger prospective tenants from potential build-to-suit buildings and newly constructed buildings located farther north within the larger Far North Dallas Submarket. The Property is located in the southern section of the Far North Dallas Submarket and, more specifically, in a micro market known as the Galleria section of the Lower Tollway portion of the Far North Dallas Submarket, which we refer to as the Galleria Area. We believe that the Galleria Area has struggled to keep existing tenants and to attract new tenants, and that the majority of larger prospective tenants have elected to relocate farther north within the larger Far North Dallas Submarket. We also believe that the construction of the LBJ interstate freeway and resultant fear of growing congestion have been a significant detraction to the near-term perception of the Galleria Area. However, we believe that the northern half of the Far North Dallas Submarket has recently stabilized at approximately 10% vacancy and due to a lack of speculative development activity during the past several years, the tight market conditions in that area of the submarket have finally begun to have a meaningful positive impact on activities and leasing further south in the Galleria Area. Since the summer months, management has witnessed an increase in the number of prospective tenants that have been looking seriously at the Property. In addition, management believes that the positive net absorption in the Galleria Area during calendar year 2012 indicates that smaller and mid-sized tenants continue to be attracted to the central location and the high quality of office buildings in the Galleria Area. Management is aggressively working with its local leasing team to lease the remaining vacant space at the Property. However, we may not be able to lease all of the remaining vacant space.

Management’s strategy to lease vacant space at the Property is to showcase the Property’s superior quality, adaptability to multiple tenant uses and immediate availability. We believe that the Property will continue to attract prospective tenants seeking quality office suites in Class A office buildings in the Galleria Area. In order to maintain the Property’s position in the marketplace, management previously hired an architect to begin the process of repositioning the Property to attract a wide variety of prospective tenants. During the fourth quarter of 2010, a marketing center was constructed on the first floor and select portions of floors were demolished and cleaned to better present the interior and exterior views. Management is utilizing the marketing center to feature plans for a large conference center and brand new fitness center that could be viewed as highly-desirable amenities for prospective tenants. During the third quarter of 2010, we replaced the original cooling tower with a new cooling tower with enhanced capacity and efficiency that will be able to accommodate a larger number of prospective tenants with supplemental cooling needs. In addition, during the fourth quarter of 2009, management successfully led the effort to cause the Property to achieve LEED® Gold Certification by the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance, which we refer to as LEED-EB: O&M. In fact, the Property was the first commercial building in Dallas, Texas to be awarded the highly-esteemed Gold Certification for LEED-EB: O&M.

During the three months ended December 31, 2012, we believe that vacancy rates did not change meaningfully and that rental rates remained relatively stable from the prior quarter for Class A buildings in the Lower Tollway Portion of the Far North Dallas Submarket. These trends may continue, worsen or improve in the future. At this time, we cannot predict whether the pace of leasing activity in the Lower Tollway Portion of the Far North Dallas Submarket will continue to improve and what, if any, impact it will have on our business.

It is difficult for management to predict what will happen to occupancy and rents at the Property in the future because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing, geopolitical events, the regulatory environment and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or potential replacement tenants will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on potential replacement tenants, some of which may operate on a national level. Although we cannot predict how long it would take to lease vacant space at the Property or what the terms and conditions of any new leases would be, we would expect to sign new leases at then current market rates.

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

Dividends and Cash Reserves

In anticipation of the current vacancy and the uncertain economic environment, we suspended dividend distributions for 2010, 2011, 2012 and for the foreseeable future until the Property is fully stabilized in order to maintain a reserve. As of December 31, 2012, we had approximately $3.0 million of cash available. Management is cautiously optimistic that we could finally be on our way to fully stabilizing the Property, eventually being able to reinstate dividends and creating a value that could be attractive for a sale of the Property in the marketplace. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors and the holders of the shares of a majority of our Preferred Stock.

Galleria Revolver

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances there under is the 30-day LIBOR rate plus 500 basis points (5.22% at December 31, 2012). The Galleria Revolver is secured by a mortgage on the Property and each advance there under requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of December 31, 2012, advances drawn and outstanding under the Galleria Revolver totaled $5,880,000. For the year ended December 31, 2012, draw fees of approximately $30,000 and interest expense of approximately $150,000 were paid to Franklin Street.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations and that require significant management estimates and judgments, are discussed below.

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

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011.

Revenue

Total revenue increased by approximately $1 million to $1.2 million for the year ended December 31, 2012, as compared to $0.2 million for the year ended December 31, 2011. This increase was primarily a result of an increase in rental revenue of $0.9 million and an increase in recoverable revenue of $0.1 million due to an increase in occupancy.

Expenses

Total expenses increased by approximately $0.6 million to $4.0 million for the year ended December 31, 2012, as compared to $3.4 million for the year ended December 31, 2011. The increase was primarily due to an increase in operating expenses of $0.1 million, an increase in real estate taxes and insurance of $0.1 million, an increase in depreciation and amortization of $0.2 million and an increase in interest expenses of $0.2 million.

Liquidity and Capital Resources

Cash and cash equivalents decreased $0.9 million to $3.1 million at December 31, 2012 as compared to $4.0 million at December 31, 2011. The decrease was primarily attributable to $3.3 million used for operating activities and $3.4 million used in investing activities which was offset by $5.8 million provided by financing activities.

Management believes that the existing cash, and cash equivalents as of December 31, 2012 of $3.0 million and availability under the Galleria Revolver will be sufficient to meet operational needs, working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $3.3 million for the year ended December 31, 2012 was primarily attributable to a net loss of approximately $2.8 million, payment of deferred leasing costs of approximately $2.0 million and uses arising from other current accounts of $0.2 million, which was offset by the add-back of $1.7 million of depreciation and amortization.

Investing Activities

Cash used for investing activities of approximately $3.4 million for the year ended December 31, 2012 was for capital expenditures.

Financing Activities

Cash provided by financing activities of $5.8 million for the year ended December 31, 2012 was primarily attributable to the $5.9 million proceeds from the loan payable-affiliate and was offset by the $0.1 million payment of deferred financing costs.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and dividends paid to equity holders. As of December 31, 2012, we had approximately $1.0 million in accrued liabilities and $5.9 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2012 and 2011, management fees paid were $4,000 and $0, respectively.

Galleria Revolver

On February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.22% at December 31, 2012). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of December 31, 2012 advances drawn and outstanding under the Galleria Revolver totaled $5,880,000. For the year ended December 31, 2012, draw fees of approximately $30,000 and interest expense of approximately $150,000 were paid to Franklin Street.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the year ended December 31, 2012 and 2011, investor services fees paid were approximately $3,000 and $0, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of our Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to our Common Stock.

Rental Income Commitments

Our commercial real estate operations consist of income under non-cancelable operating leases as of December 31, 2012 and are as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2013	$ 2,658
	2014	4,251
	2015	2,940
	2016	4,545
	2017	4,677
	Thereafter	29,252

		$ 48,323

Off Balance Sheet Arrangements

The Company is not party to any off balance sheet arrangements. The Company is a party to a management agreement with an unaffiliated third party management company, Cassidy Turley Commercial Real Estate Services, to provide property management services, and is party to an asset management agreement with an affiliate, FSP Property Management LLC, to provide asset management and financial reporting services, both of which agreements may be terminated by either party without cause at any time, upon at least thirty (30) days written notice. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. Moreover, the Company does not have a proposed program for the renovation, improvement or development of the real property other than normal tenant improvements or replacements of equipment in the ordinary course of ongoing operations.

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

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2013 is set forth below. All of our directors bring to our Board a wealth of executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 64, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 57, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with George J. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE MKT Listed Company Council. Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license, a FINRA Series 99, Operations Professional license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 65, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 41, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is an Executive Vice President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.). Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

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

Each of our directors also serve as directors of FSP 50 South Tenth Street Corp. and FSP 303 East Wacker Drive Corp., which are public reporting companies sponsored by Franklin Street. In their capacities as directors of FSP 50 South Tenth Street Corp. and FSP 303 East Wacker Drive Corp., each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2012 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Item 11.     Executive Compensation

Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street’s request without compensation. Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC). Franklin Street’s common stock is traded on the NYSE MKT under the symbol “FSP”.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2013 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%
All Directors and Executive Officers as a Group
(consisting of 4 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Edward Darman Company Limited Partnership(3)	60	6.98%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 4 persons)(3)	-	0%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.
(2)	Each of the Executive Officers is employed by Franklin Street Properties Corp. Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.
(3)	Edward Darman is the Chief Executive Officer of Edward Darman Company Limited Partnership, or the Partnership, and, in such capacity, has sole voting and dispositive power over the shares of Preferred Stock held by the Partnership. The address of the Partnership is c/o Saxon Real Estate Partners, 200 Oak Point Drive, Middleboro, Massachusetts 02346-1325.

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

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2012 and 2011, management fees paid were $4,000 and $0 respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of the Company’s Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2012 and 2011, investor services fees paid were approximately $3,000 and $0, respectively.

Galleria Revolver

On February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.22% at December 31, 2012). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of December 31, 2012 advances drawn and outstanding under the Galleria Revolver totaled $5,880,000. For the year ended December 31, 2012, draw fees of approximately $30,000 and interest expense of approximately $150,000 were paid to Franklin Street.

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system. None of our directors qualifies as “independent” under the standards of the NYSE MKT, where Franklin Street is listed.

Item 14.     Principal Accounting Fees and Services

Independent Auditor Fees and Other Matters

The following tables summarize the aggregate fees billed by the Company’s independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category	2012	2011
Audit Fees (1)	$55,650	$55,650
Audit-Related Fees (2)	—	—
Tax Fees (3)	5,250	5,250
All Other Fees (4)	—	—
	$60,900	$60,900

(1)	Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under “Audit Fees”.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 in 2012 and 2011 of the total tax fees incurred.

(4)	The Company was not billed by its independent registered public accounting firm in 2012 or 2011 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 12, 2013 by the undersigned, thereunto duly authorized.

FSP GALLERIA NORTH CORP.

By:   /s/ George J. Carter

George J. Carter

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 12, 2013

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 12, 2013

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 12, 2013

/s/ Jeffrey B. Carter Jeffrey B. Carter	Director, Vice President	March 12, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

10.1	Office Lease Agreement between FSP Galleria North Limited Partnership and DealerTrack, Inc. dated effective February 16, 2012, incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 23, 2012 (File No. 000-51940), as amended by Assignment, Assumption and First Amendment to Office Lease Agreement among FSP Galleria North Limited Partnership, DealerTrack, Inc. and DealerTrack Technologies, Inc. dated effective December 31, 2012, incorporated herein by reference to Exhibit 10.2 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on January 7, 2013 (File No. 000-51940)

10.2	Office Lease Agreement between FSP Galleria North Limited Partnership and EmCare, Inc. dated effective March 15, 2012, incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K, filed on March 19, 2012 (File No. 000-51940), as amended by First Amendment to Office Lease Agreement between FSP Galleria North Limited Partnership and EmCare, Inc. dated effective October 12, 2012, incorporated herein by reference to Exhibit 10.2 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on October 18, 2012 (File No. 000-51940), as amended by Second Amendment to Office Lease Agreement between FSP Galleria North Limited Partnership and EmCare, Inc. dated effective December 31, 2012, incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on January 7, 2013 (File No. 000-51940)

10.3	Asset Management Agreement, incorporated herein by reference to Exhibit 10.5 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

10.4	Investor Services Agreement dated August 14, 2012 by and between FSP Galleria North Corp. and FSP Investments LLC., incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012 (File No. 000-51940)

10.5	Secured Promissory Note (Revolving), dated February 1, 2012, from FSP Galleria North Limited Partnership in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 2, 2012 (File No. 000-51940)

10.6	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated February 1, 2012, from FSP Galleria North Limited Partnership in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.2 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 2, 2012 (File No. 000-51940)

10.7	Revolving Loan Agreement, dated February 1, 2012, by and between FSP Galleria North Limited Partnership and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.3 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 2, 2012 (File No. 000-51940)

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

31.1*	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
25

31.2*	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP Galleria North Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

FSP Galleria North Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

FSP Galleria North Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP Galleria North Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP Galleria North Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC

Needham, Massachusetts

March 12, 2013

FSP Galleria North Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2012	2011
Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Buildings and improvements	62,430	59,086
Fixtures and equipment	157	69
	68,122	64,690

Less accumulated depreciation	12,493	10,859

Real estate investments, net	55,629	53,831

Cash and cash equivalents	3,080	3,965
Tenant rent receivable	41	31
Step rent receivable	516	4
Deferred leasing costs, net of accumulated amortization of $74 and $0, respectively	1,913	—
Deferred financing costs, net of accumulated amortization of $20 and $0, respectively	46	—
Prepaid expenses and other assets	12	24

Total assets	$61,237	$57,855

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,023	$699
Loan payable - affiliate	5,880	—

Total liabilities	6,903	699

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares
authorized, issued and outstanding at
December 31, 2012 and 2011, aggregate
liquidation preference $86,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	78,956	78,956
Retained earnings and distributions in excess of earnings	(24,622)	(21,800)

Total Stockholders’ Equity	54,334	57,156

Total Liabilities and Stockholders’ Equity	$61,237	$57,855

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.

Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except per share and share amounts)	2012	2011

Revenues:
Rental	$1,168	$166

Total revenue	1,168	166

Expenses:

Rental operating expenses	1,295	1,165
Real estate taxes and insurance	788	680
Depreciation and amortization	1,708	1,526
Interest expense	200	—

Total expenses	3,991	3,371

Net loss before interest income	(2,823)	(3,205)

Interest income	1	4

Net loss attributable to preferred stockholders	$(2,822)	$(3,201)

Weighted average number of preferred shares outstanding, basic and diluted	860	860

Net loss per preferred share, basic and diluted	$(3,281)	$(3,722)

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2011 and 2012

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity
Balance, January 1, 2011	$—	$—	$78,956	$(18,599)	$60,357

Net loss	—	—	—	(3,201)	(3,201)

Balance, December 31, 2011	—	—	78,956	(21,800)	57,156

Net loss	—	—	—	(2,822)	(2,822)

Balance, December 31, 2012	$—	$—	$78,956	$(24,622)	$54,334

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(2,822)	$(3,201)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,728	1,526
Changes in operating assets and liabilities:
Tenant rent receivables	(10)	(6)
Step rent receivable	(512)	(2)
Prepaid expenses and other assets	12	(9)
Accounts payable and accrued expenses	286	(142)
Payment of deferred leasing costs	(1,987)	—

Net cash used for operating activities	(3,305)	(1,834)

Cash flows from investing activities:
Purchase of real estate assets	(3,394)	(31)

Net cash used for investing activities	(3,394)	(31)

Cash flows from financing activites:
Proceeds from loan payable - affiliate	5,880	—
Payment of deferred financing costs	(66)	—
Net cash provided by financing activities	5,814	—
Net decrease in cash and cash equivalents	(885)	(1,865)
Cash and cash equivalents, beginning of year	3,965	5,830
Cash and cash equivalents, end of year	$3,080	$3,965

Supplemental disclosure of cash flow information:
Cash paid for interest	$180	$—

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$38	$—

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

1.	Organization

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2012 and 2011, no impairment charges were recorded.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $1,634,000 and $1,526,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $3,000,000 at December 31, 2012 in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

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

For the years ended December 31, 2012 and 2011, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenant represents greater than 10% of rental revenue as of December 31,:

	2012	2011
Emcare, Inc.	98%	0%

During 2012, the Company also entered into a lease agreement with Dealertrack Technologies, Inc. with rental payments beginning in 2013.

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, and loan payable - affiliate approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

The lease provided for fixed rental increases over the life of the lease. Rental revenue was recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreement. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $516,000 and $4,000 at December 31, 2012 and 2011, respectively.

TENANT RENT AND OTHER RECEIVABLES

Tenant rent and other receivables are reported at the amount the Company expects to collect on balances outstanding at year-end. Management monitors outstanding balances and tenant relationships and concluded that any realization losses would be immaterial.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was $74,000 and $0 for the years ended December 31, 2012 and 2011, respectively.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

REVENUE RECOGNITION

The Company has retained substantially all of the risks and benefits of ownership of the Company’s commercial property and accounts for its leases as operating leases. Rental income from the leases, which may include rent concession (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenants. Reimbursable costs are included in rental income in the year earned.

A schedule showing the components of rental revenue is shown below.

	Year Ended December 31,
(in thousands)	2012	2011
Income from lease	$390	$18
Straight-line rent adjustment	512	2
Reimbursable expenses	266	146

Total	$1,168	$166

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2012 and 2011. Subsequent to the completion of the offering of shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

3. Income Taxes

The Company files as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable income to stockholders and to meet certain asset and income tests as well as certain other requirements. The Company will generally not be liable for federal income taxes, provided it satisfies these requirements. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property. During the years 2004 to 2012, the Company incurred net operating losses for income tax purposes of approximately $10,858,000, which can be carried forward until it expires between 2024 and 2032. The gross amount of net operating losses available to the Company was $10,858,000 and $7,473,000 as of December 31, 2012 and 2011, respectively.

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

At December 31, 2012, the Company’s net tax basis of its real estate assets was $59,757,000.

The following schedule reconciles net loss to taxable loss subject to dividend requirements, which are calculated annually:

	Year Ended December 31,
(in thousands)	2012	2011

Net loss	$(2,822)	$(3,201)

Adjustments: Book depreciation	1,728	1,526
Straight-line rent adjustment	(512)	(2)
Write-off of bad debt	—	(230)
Deferred rent	—	(1)
Tax depreciation and amortization	(1,779)	(1,657)
Taxable loss [1]	$(3,385)	$(3,565)
[1] A tax loss is not subject to a dividend requirement.

4. Capital Stock

PREFERRED STOCK

Generally, each holder of shares of Preferred Stock is entitled to receive ratably all dividends, if any, declared by the Board of Directors out of funds legally available. The right to receive dividends is non-cumulative, and no right to dividends shall accrue by reason of the fact that no dividend has been declared in any prior year. Each holder of shares of Preferred Stock will be entitled to receive, to the extent that funds are available, $100,000 per share of Preferred Stock, before any payment to the holder of Common Stock, out of distributions to stockholders upon liquidation, dissolution or the winding up of the Company; the balance of any such funds available for distribution will be distributed among the holders of shares of Preferred Stock and the holder of Common Stock, pro rata based on the number of shares held by each; provided, however, that for these purposes, one share of Common Stock will be deemed to equal one-tenth of a share of Preferred Stock.

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

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

5. Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2012 and 2011, management fees paid were $4,000 and $0, respectively.

Galleria Revolver

On February 1, 2012, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Galleria Revolver”), with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.22% at December 31, 2012). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. The Company anticipates that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that the Company will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of December 31, 2012, advances drawn and outstanding under the Galleria Revolver totaled $5,880,000. For the year ended December 31, 2012, the draw fees of approximately $30,000 and interest expense of approximately $150,000 were paid to Franklin Street.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2012 and 2011, investor services fees paid were approximately $3,000 and $0, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

6.	Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property. As of December 31, 2012 and 2011, the Company owned and operated a sixteen-story office building in that one segment.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the components shown below:

	December 31,
(in thousands)	2012	2011
Accounts payable	$1	$27
Accrued capital expenses	38	—
Accrued property tax	712	615
Accrued professional fees	86	45
Deferred rental income	94	1
Other accrued expenses	92	11
Total	$1,023	$699

8. Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2013	$ 2,658
	2014	4,251
	2015	2,940
	2016	4,545
	2017	4,677
	Thereafter	29,252

		$ 48,323

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property.

9.	Subsequent Event

On January 23, 2013, the Company requested a $1,700,000 advance under the Galleria Revolver.

SCHEDULE III

FSP Galleria North Corp.

Real Estate and Accumulated Depreciation

December 31, 2012

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(dollars in thousands)
Galleria North, Dallas, Texas		$5,535	$58,334	$821	$5,535	$62,587	$68,122	$12,493	$55,629	5-39	2004

(1)    The aggregate cost for Federal Income Tax purposes is $73,293.

FSP Galleria North Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2012	2011

Real estate investments, at cost:
Balance, beginning of year	$64,690	$64,708
Improvements	3,344	—
Fixtures and equipments	88	—
Dispositions	—	(18)

Balance, end of year	$68,122	$64,690

Accumulated depreciation:
Balance, beginning of year	$10,859	$9,333
Depreciation	1,634	1,526

Balance, end of year	$12,493	$10,859

