Form 10-Q
period 2013-03-31
FSP GALLERIA NORTH CORP
filed 2013-05-14
CIK 1310157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

YES ☐   NO ☒

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860, each as of April 30, 2013.

FSP Galleria North Corp.

Form 10-Q

Quarterly Report

March 31, 2013

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	2

		Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012	3

		Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Mine Safety Disclosures	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

Signatures			15

PART I – FINANCIAL INFORMATION

Item 1   Financial Statements.

FSP Galleria North Corp.
Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except shares and par value amounts)	2013	2012

Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Building and improvements	63,617	62,430
Fixtures and equipment	233	157
	69,385	68,122

Less accumulated depreciation	12,950	12,493

Real estate investments, net	56,435	55,629

Cash and cash equivalents	3,737	3,080
Tenant rent receivable	28	41
Step rent receivable	731	516
Deferred leasing costs, net of accumulated amortization of $125 and $74, respectively	2,562	1,913
Deferred financing costs, net of accumulated amortization of $25 and $20, respectively	40	46
Prepaid expenses and other assets	6	12

Total assets	$63,539	$61,237

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,321	$1,023
Loan payable - affiliate	8,380	5,880

Total liabilities	9,701	6,903

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012, aggregate liquidation preference $86,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	78,956	78,956
Retained earnings and distributions in excess of earnings	(25,118)	(24,622)

Total Stockholders’ Equity	53,838	54,334

Total Liabilities and Stockholders’ Equity	$63,539	$61,237
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2013	2012

Revenues:
Rental	$723	$34

Total revenue	723	34

Expenses:

Rental operating expenses	395	261
Real estate taxes and insurance	205	190
Depreciation and amortization	508	381
Interest expense	111	8

Total expenses	1,219	840

Net loss before interest income	(496)	(806)

Interest income	—	1

Net loss attributable to preferred stockholders	$(496)	$(805)

Weighted average number of preferred shares outstanding,
basic and diluted	860	860

Net loss per preferred share, basic and diluted	$(577)	$(936)
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(496)	$(805)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	513	385
Changes in operating assets and liabilities:
Tenant rent receivable	13	3
Step rent receivable	(215)	1
Prepaid expenses and other assets	7	8
Accounts payable and accrued expenses	(154)	399
Payment of deferred leasing costs	(700)	(1,156)

Net cash used for operating activities	(1,032)	(1,165)

Cash flows from investing activities:
Purchase of real estate assets	(811)	(9)
Net cash used for investing activities	(811)	(9)

Cash flows from financing activites:
Proceeds from loan payable - affiliate	2,500	470
Payment of deferred financing costs	—	(66)
Net cash provided by financing activities	2,500	404

Net decrease in cash and cash equivalents	657	(770)

Cash and cash equivalents, beginning of period	3,080	3,965

Cash and cash equivalents, end of period	$3,737	$3,195

Supplemental disclosure of cash flow information:
Cash paid for interest	$106	$4

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$490	$17
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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At March 31, 2013 and December 31, 2012, no impairment charges were recorded.

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

3.   Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2013 and 2012, management fees paid were $5,000 and $0, respectively.

Galleria Revolver

On February 1, 2012, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Galleria Revolver”), with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.20% at March 31, 2013). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. The Company anticipates that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that the Company will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of March 31, 2013 and December 31, 2012, advances drawn and outstanding under the Galleria Revolver totaled $8,380,000 and $5,880,000, respectively. For the three months ended March 31, 2013 and 2012, draw fees of approximately $13,000 and $2,000, respectively, and interest expense of approximately $93,000 and $2,000, respectively, were paid to Franklin Street.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

(Unaudited)

3.   Related Party Transactions (continued)

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the three months ended March 31, 2013 and 2012, investor services fees and expenses paid were approximately $3,000 and $0, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

4.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2013 and 2012.

5.   Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, the attractiveness of the Property to prospective tenants, our ability to lease vacant space at the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, uncertainty about government fiscal policy, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

Our company, FSP Galleria North Corp., which we refer to as the Company, is a Delaware corporation formed to own and operate a sixteen-story Class A suburban office tower located in Dallas, Texas containing approximately 379,518 square feet of rentable space located on approximately 4.8 acres of land, which we refer to as the Property.  The Property was previously 100% leased to a single tenant, Tenet Hospitals Limited, which we refer to as Tenet Hospitals, whose lease expired on December 31, 2009. As of March 31, 2013, the Property was approximately 60% leased to three tenants, including DealerTrack, Inc., which we refer to as DealerTrack, and EmCare, Inc., which we refer to as EmCare.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, which directly affects the demand for office space, our primary income producing asset. The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, uncertainty about government fiscal policy, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations. Current and future economic factors may negatively affect real estate values, occupancy levels and property income. At this time, we cannot predict the extent or duration of any negative impact that current or future economic factors will have on our business.

Real Estate Operations

As of March 31, 2013, the Property was approximately 60% leased to three tenants, including DealerTrack and EmCare. DealerTrack leases an aggregate of approximately 108,966 square feet of space at the Property. The space consists of a portion of the second floor, all of the third floor, all of the fourth floor, all of the fifth floor, all of the sixth floor and amounts to approximately 28.7% of the Property’s rentable area. The commencement date of the lease was August 1, 2012 and the lease expires on May 31, 2023. EmCare leases an aggregate of approximately 109,863 square feet of space at the Property. The space consists of a portion of the 12th floor, a portion of the 13th floor, all of the 14th floor, all of the 15th floor, all of the 16th floor and amounts to approximately 29% of the Property’s rentable area. The commencement date of the lease was August 1, 2012 and the lease expires on January 31, 2024. During January 2013, management finalized a lease agreement with Chicago Title Insurance Company for approximately 9,657 square feet. In addition, during April 2013, management finalized a lease agreement with Insperity Support Services for approximately 6,149 square feet, which brings the Property to approximately 62% leased as of April 30, 2013.

The Property is located in the southern section of the Far North Dallas Submarket and, more specifically, in a micro market known as the Galleria section of the Lower Tollway portion of the Far North Dallas Submarket, which we refer to as the Galleria Area. We believe that the Galleria Area has struggled to keep existing tenants and to attract new tenants, and that the majority of larger prospective tenants have elected to relocate farther north within the larger Far North Dallas Submarket. We also believe that the reconstruction/widening of the LBJ interstate freeway and resultant fear of growing congestion have been a significant detraction to the near-term perception of the Galleria Area. However, we believe that the northern half of the Far North Dallas Submarket has recently stabilized at approximately 9% vacancy and that those tighter market conditions have finally begun to have a meaningful positive impact on activities and leasing further south in the Galleria Area. Management is aggressively working with its local leasing team to lease the remaining vacant space at the Property and is optimistic that recent progress with several prospects could yield positive near-term results. Management believes that the level of interest by prospective tenants at the Property has increased during the past six months. However, we may not be able to lease all of the remaining vacant space.

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

During the three months ended March 31, 2013, we believe that vacancy rates decreased slightly and that rental rates remained relatively stable from the prior quarter for Class A buildings in the Lower Tollway Portion of the Far North Dallas Submarket. These trends may continue, worsen or improve in the future. At this time, we cannot predict whether the pace of leasing activity in the Lower Tollway Portion of the Far North Dallas Submarket will continue to improve and what, if any, impact it will have on our business.

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

Dividends and Cash Reserves

In anticipation of the current vacancy and the uncertain economic environment, we suspended dividend distributions for 2010, 2011, 2012 and for the foreseeable future until the Property is fully stabilized in order to maintain a reserve. As of March 31, 2013, the Company’s measure of cash reserves beyond operating needs was approximately $2.9 million. Management is cautiously optimistic that we could finally be on our way to fully stabilizing the Property, eventually being able to reinstate dividends and creating a value that could be attractive for a sale of the Property in the marketplace. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors and the holders of a majority of the shares of our Preferred Stock.

Galleria Revolver

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.20% at March 31, 2013). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of March 31, 2013 and December 31, 2012, advances drawn and outstanding under the Galleria Revolver totaled $8,380,000 and $5,880,000, respectively. For the three months ended March 31, 2013 and 2012, draw fees of approximately $13,000 and $2,000, respectively, and interest expense of approximately $93,000 and $2,000, respectively, were paid to Franklin Street.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

As of March 31, 2013, the Property was approximately 60% leased.

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012.

Revenue

Total revenue increased by approximately $0.7 million for the three months ended March 31, 2013 compared to the same period in 2012. This increase was primarily a result of an increase in rental revenue of $0.7 million due to increased occupancy at the Property.

Expenses

Total expenses increased by approximately $0.4 million to $1.2 million for the three months ended March 31, 2013, as compared to $0.8 million for the three months ended March 31, 2012. The increase was primarily due to an increase in operating expenses of $0.1 million, an increase in depreciation and amortization of $0.1 million and an increase in interest expense of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were $3.7 million at March 31, 2013 and $3.1 million at December 31, 2012. The $0.6 million increase for the three months ended March 31, 2013 was primarily attributable to approximately $2.5 million provided by financing activities which was offset by $1.0 million used for operating activities and $0.8 million used for investing activities.

Management believes that the existing cash and cash equivalents as of March 31, 2013 of $3.7 million will be sufficient to meet operational needs, working capital requirements, any distributions required for us to maintain our status as a real estate investment trust and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $1.0 million for the three months ended March 31, 2013 was primarily attributable to a net loss of approximately $0.5 million, payment of deferred leasing costs of approximately $0.7 million and uses arising from other current accounts of $0.3 million, which was offset by the add-back of $0.5 million of depreciation and amortization.

Investing Activities

Cash used for investing activities of approximately $0.8 million for the three months ended March 31, 2013 was for capital expenditures.

Financing Activities

Cash provided by financing activities of $2.5 million for the three months ended March 31, 2013 was attributable to the $2.5 million proceeds from the loan payable-affiliate.

Sources and Uses of Funds

The Company’s principal demand on liquidity is cash for operations and dividends paid to equity holders. As of March 31, 2013 we had approximately $1.3 million in accrued liabilities and $8.4 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2013 and 2012, management fees paid were $5,000 and $0, respectively.

Galleria Revolver

On February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.20% at March 31, 2013). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of March 31, 2013 and December 31, 2012, advances drawn and outstanding under the Galleria Revolver totaled $8,380,000 and $5,880,000, respectively. For the three months ended March 31, 2013 and 2012, draw fees of approximately $13,000 and $2,000, respectively, and interest expense of approximately $93,000 and $2,000, respectively, were paid to Franklin Street.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the three months ended March 31, 2013 and 2012, investor services fees and expenses paid were approximately $3,000 and $0, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of our Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to our Common Stock.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP Galleria North Corp.

Date	Signature	Title

Date: May 14, 2013	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 14, 2013	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Office Lease Agreement between FSP Galleria North Limited Partnership and DealerTrack, Inc. dated effective February 16, 2012, incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 23, 2012 (File No. 000-51940), as amended by Assignment, Assumption and First Amendment to Office Lease Agreement among FSP Galleria North Limited Partnership, DealerTrack, Inc. and DealerTrack Technologies, Inc. dated effective December 31, 2012, incorporated herein by reference to Exhibit 10.2 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on January 7, 2013 (File No. 000-51940).

10.2	Office Lease Agreement between FSP Galleria North Limited Partnership and EmCare, Inc. dated effective March 15, 2012, incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K, filed on March 19, 2012 (File No. 000-51940), as amended by First Amendment to Office Lease Agreement between FSP Galleria North Limited Partnership and EmCare, Inc. dated effective October 12, 2012, incorporated herein by reference to Exhibit 10.2 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on October 18, 2012 (File No. 000-51940), as amended by Second Amendment to Office Lease Agreement between FSP Galleria North Limited Partnership and EmCare, Inc. dated effective December 31, 2012, incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on January 7, 2013 (File No. 000-51940).

31.1*	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP Galleria North Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

