Form 10-K
period 2013-12-31
FSP GALLERIA NORTH CORP
filed 2014-03-07
CIK 1310157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒.

As of June 30, 2013, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 860, each as of February 28, 2014.

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

Our Business

Our sole business is to own and operate the Property and we do not intend to invest in or purchase any additional properties. We derive rental revenue from income paid to us by tenants of the Property. Asset, investor and property management services are provided by third parties. As of December 31, 2013, the Property was approximately 88% leased to multiple tenants, including DealerTrack Technologies, Inc., which we refer to as DealerTrack, and EmCare, Inc., which we refer to as EmCare.

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

As of January 1, 2014, Cassidy Turley Commercial Real Estate Services, or Cassidy Turley, provides the Company with day-to-day property management services relating to the operation of the Property. Cassidy Turley is a third-party service provider that is not related to or affiliated with Franklin Street. The management agreement between the Company and Cassidy Turley requires the Company to pay Cassidy Turley a monthly fee equal to one and one-half percent (1.5%) of the net operating receipts collected in the preceding month. The management agreement between the Company and Cassidy Turley operates on a month to month basis, and may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period.

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

Revolving Line of Credit

Given the amount of space that needed to be leased and the potential for significant tenant improvement allowances and leasing commissions, on February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.17% at December 31, 2013). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of December 31, 2013, advances drawn and outstanding under the Galleria Revolver totaled $12,880,000.

Competition

The Property is located in the southern section of the Far North Dallas Submarket and, more specifically, in a micro market known as the Galleria section of the Lower Tollway portion of the Far North Dallas Submarket, which we refer to as the Galleria Area. We believe that the Galleria Area has struggled to keep existing tenants and to attract new tenants, and that the majority of larger prospective tenants have elected to relocate farther north within the larger Far North Dallas Submarket. We also believe that the reconstruction/widening of the LBJ interstate freeway and resultant fear of growing congestion have been a significant detraction to the near-term perception of the Galleria Area. However, we believe that the northern half of the Far North Dallas Submarket has recently stabilized at approximately 9% vacancy (for Class A office space) and that those tighter market conditions have had a meaningful positive impact on activities and leasing further south in the Galleria Area. Management is aggressively working with its local leasing team to lease the remaining vacant space at the Property. Management believes that the level of interest by prospective tenants at the Property has increased during the past twelve months, as evidenced by the increase in occupancy at the Property during that time. However, we may not be able to lease all of the remaining vacant space.

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

Management’s strategy to lease vacant space at the Property has been to showcase the Property’s superior quality, adaptability to multiple tenant uses and immediate availability. We believe that the Property will continue to attract prospective tenants seeking quality office suites in Class A office buildings in the Galleria Area.

Employees

We had no employees as of December 31, 2013.

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

Item 1A.     Risk Factors

Not applicable.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

Set forth below is information regarding the Property as of December 31, 2013 and such other date(s) as may be specified:

			Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/13	of Tenants	Name of Major Tenants

13737 Noel Road	10/14/04	379,518	88%	9	DealerTrack and EmCare
Dallas, TX 75240

Completed in 1999, the Property is a sixteen-story Class “A” office tower containing approximately 379,518 rentable square feet and its associated infrastructure located on approximately 4.8 acres of land located in Dallas, Texas. We acquired fee title to the Property through a limited partnership, all of whose equity interest is owned, directly or indirectly, by the Company on October 14, 2004. In the opinion of our management, the Property is adequately covered by insurance. As of December 31, 2013, the Property was approximately 88% leased to multiple tenants, including DealerTrack and EmCare. Below is certain information with respect to DealerTrack and EmCare and their leases.

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

DealerTrack Lease

DealerTrack leases an aggregate of approximately 133,873 square feet of space at the Property. The space consists of a portion of the second floor, all of the third floor, all of the fourth floor, all of the fifth floor, all of the sixth floor, all of the seventh and amounts to approximately 35% of the Property’s rentable area. The commencement date of the lease was August 1, 2012 and the lease expires on May 31, 2023. DealerTrack has the right to extend the term of the Lease for two additional periods of five years each at prevailing market rental rates.

Rent consists of base rental, DealerTrack’s electricity costs and DealerTrack’s share of basic operating costs and taxes above the initial base year of 2012. Base rental increases during the term of the lease and includes “free-rent” periods during lease months 1-7 and lease months 92-94.

EmCare

EmCare is a subsidiary of Envision Healthcare Holdings, Inc., which we refer to as Envision. Envision is a leading provider of physician-led, outsourced medical services in the United States with more than 20,000 affiliated clinicians. Envision markets its services on a stand-alone, multi-service and integrated basis, primarily under its EmCare and AMR brands. EmCare is a leading provider of integrated facility-based physician services, including emergency, anesthesiology, hospitalist/ inpatient care, radiology, tele-radiology and surgery. EmCare also offers physician-led care management solutions outside the hospital. AMR is a leading provider and manager of community-based medical transportation services, including emergency ‘‘911’’, non-emergency, managed transportation, fixed-wing ambulance and disaster response. Information about Envision can be obtained from the reports and filings available on its website at www.evhc.net or on the SEC website at www.sec.gov.

EmCare Lease

EmCare leases an aggregate of approximately 109,863 square feet of space at the Property. The space consists of a portion of the 12th floor, a portion of the 13th floor, all of the 14th floor, all of the 15th floor, all of the 16th floors and amounts to approximately 29% of the Property’s rentable area. The commencement date of the lease was August 1, 2012 and the lease expires on January 31, 2024. EmCare has the right to extend the term of the lease for two additional periods of five years each or one additional period of ten years at prevailing market rental rates. EmCare has a one-time contraction right to reduce the size of its leased premises at the Property effective as of midnight on December 31, 2020 upon satisfaction of certain conditions, including delivery of written notice no later than December 31, 2019 and payment of a contraction fee. The amount of space that is subject to contraction is limited to the amount of rentable area on the lowest floor that constitutes a portion of EmCare’s leased premises at the time of election. In addition, EmCare has a right of first refusal to lease any available space on the 12th floor. EmCare’s obligations under its lease are secured by a letter of credit, the principal amount of which is subject to reduction during the lease term. In addition, EmCare’s obligations under its lease are secured by a guaranty from EMSC.

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

As of February 28, 2014, Franklin Street was the sole holder of record of the Common Stock and there were 840 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on August 23, 2005. The last Common Stock dividend was declared on October 22, 2005 and was paid on November 16, 2005; no further dividends will be declared on the Common Stock.

Set forth below are the distributions made to holders of Preferred Stock in respect of each quarter from the last two fiscal years. Distributions are determined based on the Company’s Board of Directors’ review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust. In anticipation of the vacancy at that time and the uncertain economic environment, we reduced the amount of our dividend distributions for calendar year 2009 and suspended dividend distributions for 2010, 2011, 2012, 2013 and until the Property is fully stabilized in order to maintain a reserve that could be utilized to fund operating and/or leasing costs. We cannot guarantee the future payment of dividends or the amount of any such dividends. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Distributions
to Preferred
Quarter	Shareholders of
Ended	FSP Galleria North Corp.

March 31, 2012	-
June 30, 2012	-
September 30, 2012	-
December 31, 2012	-

March 31, 2013	-
June 30, 2013	-
September 30, 2013	-
December 31, 2013	-

The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2013		2012
	Preferred	%	Preferred	%
Ordinary income	$—	0%	$—	0%
Return of Capital	—	0%	—	0%
Total	$—	0%	$—	0%

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company’s Common Stock.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, the attractiveness of the Property to prospective tenants, our ability to lease vacant space at the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, uncertainty about government fiscal policy, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Galleria North Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own and operate a sixteen-story Class A suburban office tower located in Dallas, Texas containing approximately 379,518 square feet of rentable space located on approximately 4.8 acres of land, which we refer to as the Property.  As of December 31, 2013, the Property was approximately 88% leased to multiple tenants, including DealerTrack Technologies, Inc., which we refer to as DealerTrack, and EmCare, Inc., which we refer to as EmCare.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including relatively high levels of unemployment, which directly affects the demand for office space, our primary income producing asset. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment the availability of debt and interest rate fluctuations. However, we believe that unemployment rates have begun to trend lower. We also believe that the Federal Reserve Bank’s tapering program in December 2013 has been generally received as a harbinger of real improvement in the economy, which could bode well for our real estate operations. We could benefit from any further improved economic fundamentals and increasing levels of employment. We believe that the economy could be in the early stages of a cyclically-slower but prolonged broad-based upswing. However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Potential Sale of the Property

On January 15, 2014, we sent a special communication to the holders of our Preferred Stock to inform them that our board of directors had made the decision to try to sell the Property. More specifically, we have retained CBRE, Inc. to facilitate a potential sale of the Property. We believe that recent leasing activity at the Property, together with an improving and active Dallas office building investment climate, are combining to create a potentially advantageous sales opportunity for the holders of our Preferred Stock. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors, review of the consent solicitation documents by the U.S. Securities and Exchange Commission and approval by a majority of the holders of our Preferred Stock.

Real Estate Operations

As of December 31, 2013, the Property was approximately 88% leased to multiple tenants, including DealerTrack and EmCare. DealerTrack leases an aggregate of approximately 133,873 square feet of space at the Property. The space consists of a portion of the second floor, all of the third floor, all of the fourth floor, all of the fifth floor, all of the sixth floor, all of the seventh floor and amounts to approximately 35% of the Property’s rentable area. The commencement date of the lease was August 1, 2012 and the lease expires on May 31, 2023. EmCare leases an aggregate of approximately 109,863 square feet of space at the Property. The space consists of a portion of the 12th floor, a portion of the 13th floor, all of the 14th floor, all of the 15th floor, all of the 16th floor and amounts to approximately 29% of the Property’s rentable area. The commencement date of the lease was August 1, 2012 and the lease expires on January 31, 2024. Additional tenants include CRC Insurance Services (24,907 square feet), Real Foundation (17,311 square feet), Griffith Davison (10,948 square feet), U.S. Bank (10,814 square feet), Chicago Title Insurance Company (9,657 square feet), Insperity Support Services (6,149 square feet) and Murphy’s Deli (2,199 square feet).

The Property is located in the southern section of the Far North Dallas Submarket and, more specifically, in a micro market known as the Galleria section of the Lower Tollway portion of the Far North Dallas Submarket, which we refer to as the Galleria Area. We believe that the Galleria Area has struggled to keep existing tenants and to attract new tenants, and that the majority of larger prospective tenants have elected to relocate farther north within the larger Far North Dallas Submarket. We also believe that the reconstruction/widening of the LBJ interstate freeway and resultant fear of growing congestion have been a significant detraction to the near-term perception of the Galleria Area. However, we believe that the northern half of the Far North Dallas Submarket has recently stabilized at approximately 9% vacancy (for Class A office space) and that those tighter market conditions have had a meaningful positive impact on activities and leasing further south in the Galleria Area. Management is aggressively working with its local leasing team to lease the remaining vacant space at the Property. Management believes that the level of interest by prospective tenants at the Property has increased during the past twelve months, as evidenced by the increase in occupancy at the Property during that time. However, we may not be able to lease all of the remaining vacant space.

Management’s strategy to lease vacant space at the Property has been to showcase the Property’s superior quality, adaptability to multiple tenant uses and immediate availability. We believe that the Property will continue to attract prospective tenants seeking quality office suites in Class A office buildings in the Galleria Area.

During the three months ended December 31, 2013, we believe that vacancy rates decreased slightly and that rental rates increased slightly from the prior quarter for Class A buildings in the Lower Tollway Portion of the Far North Dallas Submarket. These trends may continue, worsen or improve in the future. At this time, we cannot predict whether the pace of leasing activity in the Lower Tollway Portion of the Far North Dallas Submarket will continue to improve and what, if any, impact it will have on our business.

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

Galleria Revolver

Given the amount of space that needed to be leased and the potential for significant tenant improvement allowances and leasing commissions, on February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.17% at December 31, 2013). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of December 31, 2013 and 2012, advances drawn and outstanding under the Galleria Revolver totaled $12,880,000 and $5,880,000, respectively. For the years ended December 31, 2013 and 2012, draw fees of approximately $35,000 and $30,000, respectively, and interest expense of approximately $486,000 and $150,000, respectively, was paid to Franklin Street.

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

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. These policies affect our:

•	recognition of rental income and depreciation and amortization expense;
•	assessment of the carrying values and impairments of long-lived assets; and
•	classification of leases.

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

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012.

Revenue

Total revenue increased by approximately $3.0 million to $4.2 million for the year ended December 31, 2013, as compared to $1.2 million for the year ended December 31, 2012. This increase was primarily a result of an increase in rental revenue of $2.7 million and an increase in recoverable revenue of $0.3 million due to an increase in occupancy of 30%.

Expenses

Total expenses increased by approximately $1.5 million to $5.5 million for the year ended December 31, 2013, as compared to $4.0 million for the year ended December 31, 2012. The increase was primarily due to an increase in operating expenses of $.5 million, an increase in real estate taxes and insurance of $0.1 million, an increase in depreciation and amortization of $0.6 million and an increase in interest expense of $0.3 million.

Liquidity and Capital Resources

Cash and cash equivalents decreased $0.3 million to $2.8 million at December 31, 2013 as compared to $3.1 million at December 31, 2012. The decrease was primarily attributable to $2.1 million used for operating activities and $5.2 million used for investing activities which was offset by $7.0 million provided by financing activities.

Management believes that the existing cash and cash equivalents as of December 31, 2013 of $2.8 million will be sufficient to meet operational needs, working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $2.1 million for the year ended December 31, 2013 was primarily attributable to a net loss of approximately $1.3 million, payment of deferred leasing costs of approximately $2.4 million and uses arising from other current accounts of $0.7 million, which was offset by the add-back of $2.3 million of depreciation and amortization.

Investing Activities

Cash used for investing activities of approximately $5.2 million for the year ended December 31, 2013 was for capital expenditures.

Financing Activities

Cash provided by financing activities of $7.0 million for the year ended December 31, 2013 was primarily attributable to the proceeds from the loan payable-affiliate.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and dividends paid to equity holders. As of December 31, 2013, we had approximately $1.9 million in accrued liabilities and $12.9 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2013 and 2012, management fees paid were $29,000 and $4,000, respectively.

Galleria Revolver

On February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances there under is the 30-day LIBOR rate plus 500 basis points (5.17% at December 31, 2013). The Galleria Revolver is secured by a mortgage on the Property and each advance there under requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of December 31, 2013and 2012 advances drawn and outstanding under the Galleria Revolver totaled $12,880,000 and $5,880,000, respectively. For the year ended December 31, 2013 and 2012, draw fees of approximately $35,000 and $30,000 and interest expense of approximately $486,000 and $150,000, respectively, were paid to Franklin Street.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2013 and 2012, investor services fees paid were approximately $15,000 and $3,000, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of our Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to our Common Stock.

Rental Income Commitments

Our commercial real estate operations consist of income under non-cancelable operating leases as of December 31, 2013 and are as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2014	$ 5,920
	2015	5,304
	2016	6,977
	2017	7,160
	2018	7,292
	Thereafter	32,311

		$ 64,964

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

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 1992 Framework.

Based on our assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2014 is set forth below. All of our directors bring to our Board a wealth of executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 65, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 58, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with George J. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE MKT Listed Company Council. Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license, a FINRA Series 99, Operations Professional license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 66, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 42, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is an Executive Vice President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.), and has completed all requirements for an M.B.A. from Cornell University, which will be officially conferred in May of 2014. Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

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

Each of our directors also serves as directors of FSP 50 South Tenth Street Corp. and FSP 303 East Wacker Drive Corp., which are public reporting companies sponsored by Franklin Street. In their capacities as directors of FSP 50 South Tenth Street Corp. and FSP 303 East Wacker Drive Corp., each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2013 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2014 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

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

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least 30 days written notice, effective at the end of the notice period. For the years ended December 31, 2013 and 2012, management fees paid were $29,000 and $4,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of the Company’s Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2013 and 2012, investor services fees paid were approximately $15,000 and $3,000, respectively.

Galleria Revolver

On February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.17% at December 31, 2013). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of December 31, 2013 and 2012 advances drawn and outstanding under the Galleria Revolver totaled $12,880,000 and $5,880,000, respectively. For the year ended December 31, 2013 and 2012, draw fees of approximately $35,000 and $30,000 and interest expense of approximately $486,000 and $150,000, respectively, were paid to Franklin Street.

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

Item 14.     Principal Accounting Fees and Services

Independent Auditor Fees and Other Matters

On January 10, 2014, the Company was informed by its former independent registered public accounting firm, Braver P.C. (“Braver”), that it had combined its practice (the “Transaction”) with Marcum LLP (“Marcum”) on January 10, 2014. As a result of the Transaction, Braver effectively resigned as the Company’s independent registered public accounting firm. On February 4, 2014, the Company engaged Marcum as the Company’s independent registered public accounting firm.

The following tables summarize the aggregate fees billed by the Company’s independent registered public accounting firm, Marcum and the former independent registered public accounting firm, Braver, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

	2013	2013	2012
Fee Category	Marcum	Braver	Braver
Audit Fees (1)	$41,475	$14,175	$55,650
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	5,250	—	5,250
All Other Fees (4)	—	—	—
	$46,725	$14,175	$60,900

(1)	Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under “Audit Fees”.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 in 2013 and 2012 of the total tax fees incurred.
(4)	The Company was not billed by either independent registered public accounting firm in 2013 or 2012 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 7, 2014 by the undersigned, thereunto duly authorized.

FSP GALLERIA NORTH CORP.

By:    /s/ George J. Carter

George J. Carter

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 7, 2014

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 7, 2014

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 7, 2014

/s/ Jeffrey B. Carter Jeffrey B. Carter	Director, Vice President	March 7, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

10.1	Office Lease Agreement between FSP Galleria North Limited Partnership and DealerTrack, Inc. dated effective February 16, 2012, incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 23, 2012 (File No. 000-51940), as amended by Assignment, Assumption and First Amendment to Office Lease Agreement among FSP Galleria North Limited Partnership, DealerTrack, Inc. and DealerTrack Technologies, Inc. dated effective December 31, 2012, incorporated herein by reference to Exhibit 10.2 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on January 7, 2013 (File No. 000-51940), as amended by Second Amendment to Office Lease Agreement between FSP Galleria North Limited Partnership and DealerTrack Technologies, Inc., dated effective October 4, 2013, incorporated by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on October 9, 2013 (File No. 000-51940)

10.2	Office Lease Agreement between FSP Galleria North Limited Partnership and EmCare, Inc. dated effective March 15, 2012, incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K, filed on March 19, 2012 (File No. 000-51940), as amended by First Amendment to Office Lease Agreement between FSP Galleria North Limited Partnership and EmCare, Inc. dated effective October 12, 2012, incorporated herein by reference to Exhibit 10.2 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on October 18, 2012 (File No. 000-51940), as amended by Second Amendment to Office Lease Agreement between FSP Galleria North Limited Partnership and EmCare, Inc. dated effective December 31, 2012, incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on January 7, 2013 (File No. 000-51940)

10.3	Asset Management Agreement, incorporated herein by reference to Exhibit 10.5 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

10.4	Investor Services Agreement dated August 14, 2012 by and between FSP Galleria North Corp. and FSP Investments LLC., incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012 (File No. 000-51940)

10.5	Secured Promissory Note (Revolving), dated February 1, 2012, from FSP Galleria North Limited Partnership in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.1 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 2, 2012 (File No. 000-51940)

10.6	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated February 1, 2012, from FSP Galleria North Limited Partnership in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.2 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 2, 2012 (File No. 000-51940)

10.7	Revolving Loan Agreement, dated February 1, 2012, by and between FSP Galleria North Limited Partnership and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.3 to FSP Galleria North Corp.’s Current Report on Form 8-K filed on February 2, 2012 (File No. 000-51940)

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP Galleria North Corp.'s Registration Statement on Form 10, as amended (File No. 000-51940)

31.1*	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP Galleria North Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

FSP Galleria North Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF MARCUM LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FSP Galleria North Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheet of FSP Galleria North Corp. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FSP Galleria North Corp., as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Marcum llp

Needham, Massachusetts

March 7, 2014

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FSP Galleria North Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheet of FSP Galleria North Corp. as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP Galleria North Corp. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver P.C.

Needham, Massachusetts

March 12, 2013

FSP Galleria North Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2013	2012
Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Buildings and improvements	67,982	62,430
Fixtures and equipment	229	157
	73,746	68,122

Less accumulated depreciation	14,489	12,493

Real estate investments, net	59,257	55,629

Cash and cash equivalents	2,820	3,080
Tenant rent receivable	343	41
Step rent receivable	1,292	516
Deferred leasing costs, net of accumulated amortization of $357 and $74, respectively	4,044	1,913
Deferred financing costs, net of accumulated amortization of $42 and $20, respectively	24	46
Prepaid expenses and other assets	12	12

Total assets	$67,792	$61,237

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,815	$1,023
Tenant security deposits	66	—
Loan payable - affiliate	12,880	5,880

Total liabilities	14,761	6,903

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares
authorized, issued and outstanding at
December 31, 2013 and 2012, aggregate
liquidation preference $86,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	78,956	78,956
Retained earnings and distributions in excess of earnings	(25,925)	(24,622)

Total Stockholders’ Equity	53,031	54,334

Total Liabilities and Stockholders’ Equity	$67,792	$61,237

See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except per share and share amounts)	2013	2012

Revenues:
Rental	$4,150	$1,168

Total revenue	4,150	1,168

Expenses:

Rental operating expenses	1,778	1,295
Real estate taxes and insurance	842	788
Depreciation and amortization	2,291	1,708
Interest expense	543	200

Total expenses	5,454	3,991

Net loss before interest income	(1,304)	(2,823)

Interest income	1	1

Net loss attributable to preferred stockholders	$(1,303)	$(2,822)

Weighted average number of preferred shares outstanding, basic and diluted	860	860

Net loss per preferred share, basic and diluted	$(1,515)	$(3,281)
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2012 and 2013

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity
Balance, January 1, 2012	$—	$—	$78,956	$(21,800)	$57,156

Net loss	—	—	—	(2,822)	(2,822)

Balance, December 31, 2012	—	—	78,956	(24,622)	54,334

Net loss	—	—	—	(1,303)	(1,303)

Balance, December 31, 2013	$—	$—	$78,956	$(25,925)	$53,031
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(1,303)	$(2,822)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,313	1,728
Changes in operating assets and liabilities:
Tenant rent receivables	(302)	(10)
Step rent receivable	(776)	(512)
Prepaid expenses and other assets	—	12
Accounts payable and accrued expenses	334	286
Tenant security deposits	66	—
Payment of deferred leasing costs	(2,414)	(1,987)

Net cash used for operating activities	(2,082)	(3,305)

Cash flows from investing activities:
Purchase of real estate assets	(5,178)	(3,394)

Net cash used for investing activities	(5,178)	(3,394)

Cash flows from financing activities:
Proceeds from loan payable - affiliate	7,000	5,880
Payment of deferred financing costs	—	(66)
Net cash provided by financing activities	7,000	5,814
Net decrease in cash and cash equivalents	(260)	(885)
Cash and cash equivalents, beginning of year	3,080	3,965
Cash and cash equivalents, end of year	$2,820	$3,080

Supplemental disclosure of cash flow information:
Cash paid for interest	$521	$180

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$496	$38

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2013 and 2012, no impairment charges were recorded.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $2,008,000 and $1,634,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, respectively.

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

For the years ended December 31, 2013 and 2012, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31,:

	2013	2012
EmCare, Inc.	49%	98%
Dealertrack	45%	0%

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, and loan payable - affiliate approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

The leases provided for fixed rental increases over the life of the leases. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $1,292,000 and $516,000 at December 31, 2013 and 2012, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end. Management monitors outstanding balances and tenant relationships and concluded that any realization losses would be immaterial.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was $283,000 and $74,000 for the years ended December 31, 2013 and 2012, respectively.

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

A schedule showing the components of rental revenue is shown below.

	Year Ended December 31,
(in thousands)	2013	2012
Income from leases	$2,802	$390
Straight-line rent adjustment	776	512
Reimbursable expenses	572	266

Total	$4,150	$1,168

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2013 and 2012. Subsequent to the completion of the offering of shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

3.   Income Taxes

The Company files as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable income to stockholders and to meet certain asset and income tests as well as certain other requirements. The Company will generally not be liable for federal income taxes, provided it satisfies these requirements. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property. During the years 2004 to 2013, the Company incurred net operating losses for income tax purposes of approximately $12,750,000, which can be carried forward until it expires between 2024 and 2033. The gross amount of net operating losses available to the Company was $12,750,000 and $10,858,000 as of December 31, 2013 and 2012, respectively.

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

At December 31, 2013, the Company’s net tax basis of its real estate assets was $63,448,000.

The following schedule reconciles net loss to taxable loss subject to dividend requirements, which are calculated annually:

	Year Ended December 31,
(in thousands)	2013	2012

Net loss	$(1,303)	$(2,822)

Adjustments: Book depreciation	2,313	1,728
Straight-line rent adjustment	(776)	(512)
Tax depreciation and amortization	(2,126)	(1,779)
Taxable loss [1]	$(1,892)	$(3,385)
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

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

5.   Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2013 and 2012, management fees paid were $29,000 and $4,000, respectively.

Galleria Revolver

On February 1, 2012, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Galleria Revolver”), with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.17% at December 31, 2013). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. The Company anticipates that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that the Company will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of December 31, 2013 and 2012, advances drawn and outstanding under the Galleria Revolver totaled $12,880,000 and $5,880,000, respectively. For the years ended December 31, 2013 and 2012, the draw fees of approximately $35,000 and $30,000, respectively, and interest expense of approximately $486,000 and $150,000, respectively, were paid to Franklin Street.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2013 and 2012, investor services fees and expenses paid were approximately $15,000 and $3,000, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

6.   Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property. As of December 31, 2013 and 2012, the Company owned and operated a sixteen-story office building in that one segment.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the components shown below:

	December 31,
(in thousands)	2013	2012
Accounts payable	$12	$1
Accrued capital expenses	496	38
Accrued property tax	757	712
Accrued professional fees	75	86
Deferred rental income	233	94
Other accrued expenses	242	92
Total	$1,815	$1,023

8.   Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2014	$ 5,920
	2015	5,304
	2016	6,977
	2017	7,160
	2018	7,292
	Thereafter	32,311

		$ 64,964

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property.

9.   Subsequent Event

On January 23, 2014, the Company was advanced $600,000 under the Galleria Revolver.

SCHEDULE III

FSP Galleria North Corp.

Real Estate and Accumulated Depreciation

December 31, 2013

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(dollars in thousands)
Galleria North, Dallas, Texas		$5,535	$58,334	$9,877	$5,535	$68,211	$73,746	$14,489	$59,257	5-39	2004

(1)   The aggregate cost for Federal Income Tax purposes is $78,688,000.

FSP Galleria North Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2013	2012

Real estate investments, at cost:
Balance, beginning of year	$68,122	$64,690
Improvements	5,552	3,344
Fixtures and equipment	84	88
Dispositions	(12)	—

Balance, end of year	$73,746	$68,122

Accumulated depreciation:
Balance, beginning of year	$12,493	$10,859
Depreciation	2,008	1,634
Dispositions	(12)	—

Balance, end of year	$14,489	$12,493

