Form 10-Q
period 2014-03-31
FSP GALLERIA NORTH CORP
filed 2014-05-13
CIK 1310157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 860, each as of April 30, 2014.

FSP Galleria North Corp.

Form 10-Q

Quarterly Report

March 31, 2014

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	2

		Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013	3

		Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II.	Other Information

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Mine Safety Disclosures	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	15

Signatures			16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FSP Galleria North Corp.
Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except shares and par value amounts)	2014	2013

Assets:

Real estate investments, at cost:
Land	$5,535	$5,535
Building and improvements	68,826	67,982
Fixtures and equipment	229	229
	74,590	73,746

Less accumulated depreciation	15,083	14,489

Real estate investments, net	59,507	59,257

Cash and cash equivalents	2,731	2,820
Tenant rent receivable	152	343
Step rent receivable	1,716	1,292
Deferred leasing costs, net of accumulated amortization of $468 and $357, respectively	4,346	4,044
Deferred financing costs, net of accumulated amortization of $48 and $42, respectively	18	24
Prepaid expenses and other assets	74	12

Total assets	$68,544	$67,792

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,400	$1,815
Tenant security deposits	66	66
Loan payable - affiliate	13,880	12,880

Total liabilities	15,346	14,761

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value, 860 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013, aggregate liquidation preference $86,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	78,956	78,956
Retained earnings and distributions in excess of earnings	(25,758)	(25,925)

Total Stockholders’ Equity	53,198	53,031

Total Liabilities and Stockholders’ Equity	$68,544	$67,792
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2014	2013

Revenues:
Rental	$1,888	$723

Total revenue	1,888	723

Expenses:

Rental operating expenses	584	395
Real estate taxes and insurance	248	205
Depreciation and amortization	705	508
Interest expense	184	111

Total expenses	1,721	1,219

Net income (loss) attributable to preferred stockholders	$167	$(496)

Weighted average number of preferred shares outstanding,
basic and diluted	860	860

Net income (loss) per preferred share, basic and diluted	$194	$(577)
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$167	$(496)
Adjustments to reconcile net income (loss) to net cash
used for operating activities:
Depreciation and amortization	711	513
Changes in operating assets and liabilities:
Tenant rent receivable	191	13
Step rent receivable	(424)	(215)
Prepaid expenses and other assets	(62)	7
Accounts payable and accrued expenses	(348)	(154)
Payment of deferred leasing costs	(413)	(700)

Net cash used for operating activities	(178)	(1,032)

Cash flows from investing activities:
Purchase of real estate assets	(911)	(811)
Net cash used for investing activities	(911)	(811)

Cash flows from financing activities:
Proceeds from loan payable - affiliate	1,000	2,500
Net cash provided by financing activities	1,000	2,500

Net increase (decrease) in cash and cash equivalents	(89)	657

Cash and cash equivalents, beginning of period	2,820	3,080

Cash and cash equivalents, end of period	$2,731	$3,737

Supplemental disclosure of cash flow information:
Cash paid for interest	$178	$106

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$429	$490
See accompanying notes to consolidated financial statements.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, and Recent Accounting Standards

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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

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

Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

Category	Years
Buildings	39
Building Improvements	15-39
Furniture and Equipment	5-7

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At March 31, 2014 and December 31, 2013, no impairment charges were recorded.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, and Recent Accounting Standards (continued)

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents and loan payable – affiliate approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU standard establishes criteria to evaluate whether transactions should be classified as discontinued operations and requires additional disclosure for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  This standard is applied prospectively and is effective for annual periods beginning after December 15, 2014.  Early adoption is permitted but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued.  The adoption of this ASU is not expected to have a material impact on the disclosures in, or presentation of, our consolidated financial statements.

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

3.  Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2014 and 2013, management fees paid were $14,000 and $5,000, respectively.

FSP Galleria North Corp.

Notes to Consolidated Financial Statements

(Unaudited)

3.  Related Party Transactions (continued)

Galleria Revolver

On February 1, 2012, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Galleria Revolver”), with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.16% at March 31, 2014). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. The Company anticipates that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that the Company will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of March 31, 2014 and December 31, 2013, advances drawn and outstanding under the Galleria Revolver totaled $13,880,000 and $12,880,000, respectively. For the three months ended March 31, 2014 and 2013, draw fees of approximately $5,000 and $13,000, respectively, and interest expense of approximately $173,000 and $93,000, respectively, were paid to Franklin Street.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the three months ended March 31, 2014 and 2013, investor services fees and expenses paid were approximately $5,000 and $3,000, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

4.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2014 and 2013.

5.  Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

6.   Potential Sale of the Property

On January 15, 2014, the Company sent a special communication to the holders of Preferred Stock to inform them that the board of directors had made the decision to recommend the sale of the Property and had retained CBRE, Inc. to facilitate a potential sale of the Property. On May 9, 2014, the Company filed a definitive proxy information statement, (the “Consent Solicitation”), with the U.S. Securities and Exchange Commission. The Consent Solicitation, among other items, requests the consent of the holders of Preferred Stock of the Company to the sale of the Property to an unaffiliated third-party buyer for a minimum gross sales price of $86,000,000. At this time, the Company is not able to predict the outcome of the Consent Solicitation, which would be required to sell the Property. Consummation of the sale of the Property is subject to certain risks, as described in the Consent Solicitation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, our ability to sell the Property at an attractive price, economic conditions in the United States and in the market where we own the Property, the attractiveness of the Property to prospective tenants, our ability to lease vacant space at the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, uncertainty about government fiscal policy, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

Our company, FSP Galleria North Corp., which we refer to as the Company, is a Delaware corporation formed to own and operate a sixteen-story Class A suburban office tower located in Dallas, Texas containing approximately 379,518 square feet of rentable space located on approximately 4.8 acres of land, which we refer to as the Property.   As of March 31, 2014, the Property was approximately 88% leased to multiple tenants, including DealerTrack Technologies, Inc., which we refer to as DealerTrack, and EmCare, Inc., which we refer to as EmCare.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, including relatively high levels of unemployment, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of debt and interest rate fluctuations.  However, unemployment rates have been trending lower.  We also believe that the Federal Reserve Bank’s current tapering program has been generally received as a harbinger of real improvement in the economy, which could bode well for our real estate operations.  We could benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Potential Sale of the Property

On January 15, 2014, we sent a special communication to the holders of Preferred Stock to inform them that the board of directors had made the decision to recommend the sale of the Property and had retained CBRE, Inc. to facilitate a potential sale of the Property. The Company has received meaningful interest in the Property from potential purchasers and continues to work with CBRE, Inc. On May 9, 2014, we filed a definitive proxy information statement, which we refer to as the Consent Solicitation, with the U.S. Securities and Exchange Commission. The Consent Solicitation, among other items, requests the consent of the holders of our Preferred Stock to the sale of the Property to an unaffiliated third-party buyer for a minimum gross sales price of $86,000,000. At this time, we are not able to predict the outcome of the Consent Solicitation, which would be required to sell the Property. Consummation of the sale of the Property is subject to certain risks, as described in the Consent Solicitation.

Real Estate Operations

As of March 31, 2014, the Property was approximately 88% leased to multiple tenants, including DealerTrack and EmCare. DealerTrack leases an aggregate of approximately 133,873 square feet of space at the Property. The space consists of a portion of the second floor, all of the third floor, all of the fourth floor, all of the fifth floor, all of the sixth floor, all of the seventh floor and amounts to approximately 35% of the Property’s rentable area. The commencement date of the lease was August 1, 2012 and the lease expires on May 31, 2023. EmCare leases an aggregate of approximately 109,863 square feet of space at the Property. The space consists of a portion of the 12th floor, a portion of the 13th floor, all of the 14th floor, all of the 15th floor, all of the 16th floor and amounts to approximately 29% of the Property’s rentable area. The commencement date of the lease was August 1, 2012 and the lease expires on January 31, 2024. Additional tenants include CRC Insurance Services (24,907 square feet), Real Foundation (17,311 square feet), Griffith Davison (10,948 square feet), U.S. Bank (10,814 square feet), Chicago Title Insurance Company (9,657 square feet), Insperity Support Services (6,149 square feet) and Murphy’s Deli (2,199 square feet).

The Property is located in the southern section of the Far North Dallas Submarket and, more specifically, in a micro market known as the Galleria section of the Lower Tollway portion of the Far North Dallas Submarket, which we refer to as the Galleria Area. We believe that the Galleria Area has struggled to keep existing tenants and to attract new tenants, and that the majority of larger prospective tenants have elected to relocate farther north within the larger Far North Dallas Submarket. We also believe that the reconstruction/widening of the LBJ interstate freeway and resultant fear of growing congestion have been a significant detraction to the near-term perception of the Galleria Area. However, we believe that the northern half of the Far North Dallas Submarket has recently stabilized at approximately 8% vacancy (for Class A office space) and that those tighter market conditions have had a meaningful positive impact on activities and leasing further south in the Galleria Area. Management is aggressively working with its local leasing team to lease the remaining vacant space at the Property. Management believes that the level of interest by prospective tenants at the Property has increased during the past fifteen months, as evidenced by the increase in occupancy at the Property during that time. However, we may not be able to lease all of the remaining vacant space.

Management’s strategy to lease vacant space at the Property has been to showcase the Property’s superior quality, adaptability to multiple tenant uses and immediate availability. We believe that the Property will continue to attract prospective tenants seeking quality office suites in Class A office buildings in the Galleria Area.

During the three months ended March 31, 2014, we believe that vacancy rates decreased slightly and that rental rates increased slightly from the prior quarter for Class A buildings in the Lower Tollway Portion of the Far North Dallas Submarket. These trends may continue, worsen or improve in the future. At this time, we cannot predict whether the pace of leasing activity in the Lower Tollway Portion of the Far North Dallas Submarket will continue to improve and what, if any, impact it will have on our business.

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

Dividends

As a result of the recent stabilization of the Property, the Company expects to declare a dividend for the quarter ended September 30, 2014, representing property operations for such quarter. The exact amount of and timing of any such dividend will be determined by the Company’s Board of Directors in its sole discretion. However, there is no guarantee that the Company will declare and pay any dividends for the quarter ended September 30, 2014 or any quarter thereafter.

Galleria Revolver

Given the amount of space that needed to be leased and the potential for significant tenant improvement allowances and leasing commissions, on February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.16% at March 31, 2014). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of March 31, 2014 and December 31, 2013, advances drawn and outstanding under the Galleria Revolver totaled $13,880,000 and $12,880,000, respectively. For the three months ended March 31, 2014 and 2013, draw fees of approximately $5,000 and $13,000, respectively, and interest expense of approximately $173,000 and $93,000, respectively, was paid to Franklin Street.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

As of March 31, 2014, the Property was approximately 88% leased.

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013.

Revenue

Total revenue increased by approximately $1.2 million to $1.9 million for the three months ended March 31, 2014 compared to $0.7 million for the same period in 2013. This increase was primarily a result of an increase in rental revenue of $1.0 million and an increase in recoverable income of $0.2 million. Both increases are due to an increase in occupancy rate from approximately 31% as of March 31, 2013 to 81% as of March 31, 2014 at the Property.

Expenses

Total expenses increased by approximately $0.5 million to $1.7 million for the three months ended March 31, 2014, as compared to $1.2 million for the three months ended March 31, 2013. The increase was primarily due to an increase in operating expenses of $0.2 million, an increase in depreciation and amortization of $0.2 million and an increase in interest expense of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were $2.7 million at March 31, 2014 and $2.8 million at December 31, 2013. The $0.1 million decrease for the three months ended March 31, 2014 was primarily attributable to approximately $0.2 million used for operating activities and $0.9 million used for investing activities, which was offset by $1.0 million received from financing activities.

Management believes that the existing cash and cash equivalents as of March 31, 2014 of $2.7 million will be sufficient to meet operational needs, working capital requirements, any distributions required for us to maintain our status as a real estate investment trust and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $0.2 million for the three months ended March 31, 2014 was primarily attributable to net income of approximately $0.2 million plus the add-back of $0.7 million of depreciation and amortization, which was offset by payment of deferred leasing costs of approximately $0.4 million and uses arising from other current accounts of $0.7 million.

Investing Activities

Cash used for investing activities of approximately $0.9 million for the three months ended March 31, 2014 was for capital expenditures.

Financing Activities

Cash provided by financing activities of $1.0 million for the three months ended March 31, 2014 was attributable to the $1.0 million proceeds from the loan payable-affiliate.

Sources and Uses of Funds

The Company’s principal demand on liquidity is cash for operations and dividends paid to equity holders. As of March 31, 2014 we had approximately $1.4 million in accrued liabilities and $13.9 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage us on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2014 and 2013, management fees paid were $14,000 and $5,000, respectively.

Galleria Revolver

On February 1, 2012, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Galleria Revolver, with Franklin Street for up to $15,000,000. The Galleria Revolver matures on January 30, 2015 and the interest rate applicable to advances thereunder is the 30-day LIBOR rate plus 500 basis points (5.16% at March 31, 2014). The Galleria Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Galleria Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Galleria Revolver on favorable terms or at all. As of March 31, 2014 and December 31, 2013, advances drawn and outstanding under the Galleria Revolver totaled $13,880,000 and $12,880,000, respectively. For the three months ended March 31, 2014 and 2013, draw fees of approximately $5,000 and $13,000, respectively, and interest expense of approximately $173,000 and $93,000, respectively, were paid to Franklin Street.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the three months ended March 31, 2014 and 2013, investor services fees and expenses paid were approximately $5,000 and $3,000, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of our Preferred Stock in August 2005, Franklin Street has not been entitled to share in earnings or any dividend related to our Common Stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP Galleria North Corp.

Date	Signature	Title

Date: May 13, 2014	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 13, 2014	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Galleria North Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Galleria North Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP Galleria North Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

